Form 10-Q
period 2010-10-01
COCA-COLA ENTERPRISES, INC.
filed 2010-10-28
CIK 1491675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09300

(Exact name of registrant as specified in its charter)

Delaware	27-2197395
(State of incorporation)	(I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway

Atlanta, Georgia 30339

(Address of principal executive offices, including zip code)

678-260-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

338,786,671 Shares of $0.01 Par Value Common Stock as of October 4, 2010

COCA-COLA ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED OCTOBER 1, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES, INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Net operating revenues	$1,681	$1,743	$4,920	$4,912
Cost of sales	1,031	1,069	3,073	3,095

Gross profit	650	674	1,847	1,817
Selling, delivery, and administrative expenses	406	401	1,171	1,150

Operating income	244	273	676	667
Interest expense, net—third party	6	4	16	20
Interest expense, net—Coca-Cola Enterprises Inc.	13	16	33	46
Other nonoperating (expense) income, net	(1)	(2)	(5)	1

Income before income taxes	224	251	622	602
Income tax expense	16	51	95	117

Net income	$208	$200	$527	$485

Basic earnings per common share	$0.61	$0.59	$1.55	$1.43

Basic common shares outstanding	339	339	339	339

Income (expense) from transactions with The Coca-Cola Company—Note 4:
Net operating revenues	$5	$6	$15	$18
Cost of sales	(439)	(451)	(1,389)	(1,395)

The accompanying Notes to Condensed Combined Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONDENSED COMBINED BALANCE SHEETS

(Unaudited; in millions)

	October 1, 2010	December 31, 2009
ASSETS
Current:
Cash and cash equivalents	$476	$404
Trade accounts receivable, less allowances of $16 and $13, respectively	1,254	1,309
Amounts receivable from The Coca-Cola Company	946	78
Amounts due from Coca-Cola Enterprises Inc.	0	153
Inventories	352	288
Prepaid expenses and other current assets	117	124

Total current assets	3,145	2,356
Amounts due from Coca-Cola Enterprises Inc.	0	193
Property, plant, and equipment, net	1,834	1,883
Franchise license intangible assets, net	3,394	3,487
Other noncurrent assets, net	84	53

Total assets	$8,457	$7,972

LIABILITIES

Current:
Accounts payable and accrued expenses	$1,416	$1,442
Amounts payable to The Coca-Cola Company	80	130
Current portion of third-party debt	658	620

Total current liabilities	2,154	2,192
Amounts due to Coca-Cola Enterprises Inc.	0	1,015
Third-party debt, less current portion	1,731	235
Other long-term obligations	159	179
Noncurrent deferred income tax liabilities	1,136	1,172

Total liabilities	5,180	4,793

EQUITY
Coca-Cola Enterprises Inc. net investment	3,559	3,367
Accumulated other comprehensive loss	(282)	(188)

Total equity	3,277	3,179

Total liabilities and equity	$8,457	$7,972

The accompanying Notes to Condensed Combined Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	First Nine Months
	2010	2009
Cash Flows from Operating Activities:
Net income	$527	$485
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	186	200
Deferred income tax expense	(1)	15
Pension expense less than contributions	(35)	(8)
Net changes in assets and liabilities	(57)	38

Net cash derived from operating activities	620	730

Cash Flows from Investing Activities:
Capital asset investments	(185)	(177)
Capital asset disposals	0	2
Funding of the acquisition of the bottling operations in Norway and Sweden	(871)	0
Net change in amounts due from Coca-Cola Enterprises Inc.	351	24

Net cash used in investing activities	(705)	(151)

Cash Flows from Financing Activities:
Change in commercial paper, net	84	(129)
Issuances of third-party debt	1,471	172
Payments on third-party debt	(38)	(124)
Net change in amounts due to Coca-Cola Enterprises Inc., net	(1,048)	(27)
Contributions to Coca-Cola Enterprises Inc., net	(291)	0

Net cash derived from (used in) financing activities	178	(108)

Net effect of exchange rate changes on cash and cash equivalents	(21)	13

Net Change in Cash and Cash Equivalents	72	484
Cash and Cash Equivalents at Beginning of Period	404	174

Cash and Cash Equivalents at End of Period	$476	$658

The accompanying Notes to Condensed Combined Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BUSINESS AND REPORTING POLICIES

Formation of CCE

On October 2, 2010, The Coca-Cola Company (TCCC) acquired Coca-Cola Enterprises Inc. (Legacy CCE) through a merger (the Merger) of a newly created TCCC subsidiary with and into Legacy CCE, with Legacy CCE continuing as the surviving corporation and a wholly owned subsidiary of TCCC. Immediately prior to the Merger, Legacy CCE separated its European operations and transferred those businesses, along with Coca-Cola Enterprises (Canada) Bottling Finance Company and a related portion of its Corporate segment, to a new legal entity, International CCE Inc., which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”). Thus, at the time of the Merger, Legacy CCE consisted of its businesses of marketing, producing and distributing nonalcoholic beverages in the United States, Canada, the British Virgin Islands, the United States Virgin Islands, and the Cayman Islands and a substantial majority of its Corporate segment (Legacy CCE’s North American Business). Following the Merger, Legacy CCE, as a subsidiary of TCCC, continues to own and be liable for a substantial majority of the assets and liabilities of Legacy CCE’s North American Business, including Legacy CCE’s accumulated benefit obligations relating to Legacy CCE’s North American Business. The Merger Agreement (the Agreement) was dated February 25, 2010, and contains a provision for a possible post-closing adjustment payment between the parties based upon the working capital of Legacy CCE’s North American Business as of the effective date of the Merger.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden pursuant to the Share Purchase Agreement dated as of March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a working capital adjustment of $49 million. The Norway-Sweden SPA also contains a provision for adjustment payments between the parties based upon the adjusted EBITDA (as defined) of the Norway and Sweden business for the twelve months ending December 31, 2010.

The Agreement also includes customary covenants, as well as a non-compete covenant with respect to CCE and our right to acquire TCCC’s interest in TCCC’s German bottling operations for fair value between 18 and 39 months after the date of the Agreement, on terms to be agreed.

Under the Agreement, we agreed to indemnify TCCC for liabilities, including but not limited to, those resulting from the breach of representations, warranties, or covenants, of Legacy CCE or CCE set forth in the Agreement prior to the effective time of the Merger. In accordance with the Agreement, if losses relating to breaches of Legacy CCE’s representations and warranties exceed $200 million, then we must pay up to $250 million of losses in excess of the $200 million (other than breaches of certain fundamental representations or warranties, in respect of which we are liable for all losses, and losses relating to tax matters, which are governed by the Tax Sharing Agreement). If we cannot pay the amount we are required to pay to indemnify TCCC, TCCC can pursue claims against us as an unsecured general creditor of CCE. We may also have to pay special damages of up to $200 million under certain circumstances. If we intentionally and recklessly disregard our obligations under the Agreement or fail to cure any breach of a covenant, then TCCC may seek special damages which are not capped against us which could include exemplary, punitive, consequential incidental, indirect or special damages or lost profits. In addition, under the Tax Sharing Agreement among Legacy CCE, CCE, and TCCC, we will indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to us, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the Tax Sharing Agreement and, in certain situations, we will pay to TCCC (i) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (ii) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by CCE in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice; (iii) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the Merger and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes.

As part of the Merger, on October 2, 2010, (i) each outstanding share of common stock of Legacy CCE, excluding shares held by TCCC, were converted into the right to receive one share of our common stock and cash consideration of $10.00, and (ii) TCCC, which owned approximately 34 percent of the outstanding shares of Legacy CCE prior to the Merger, became the owner of all of the shares of Legacy CCE common stock.

Immediately following the Merger, 338,786,671 shares of common stock, par value $0.01 per share, of CCE were issued and outstanding. Our stock is listed for trading on the New York Stock Exchange under the symbol “CCE”. In connection with the issuance of our stock, we filed a Registration Statement on Form S-4 (File No. 333-167067) with the Securities and Exchange

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

Commission that was declared effective on August 25, 2010 (Registration Statement). For additional information about the Merger, refer to the Registration Statement.

We and Legacy CCE’s North American Business incurred expenses totaling $65 million related to the transaction during the third quarter of 2010 and incurred total expenses related to the transaction of approximately $105 million.

Legacy CCE was named in a number of lawsuits relating to the transaction. For additional information about these lawsuits, refer to Note 7.

The following transactions occurred during the third quarter of 2010 in connection with the Merger and the creation of CCE. These transactions are reflected in our Condensed Combined Financial Statements.

•

To finance the acquisition of the bottling operations in Norway and Sweden and the $10.00 per share cash consideration in the Merger, we issued the following unsecured debt in registered public offerings (i) $475 million aggregate principal amount of 2.125 percent fixed rate notes due September 2015; (ii) $525 million aggregate principal amount of 3.5 percent fixed rate notes due September 2020; (iii) €350 million aggregate principal amount of 3.125 percent fixed rate notes due September 2017; and (iv) $225 million of commercial paper (refer to Note 6).

•

We entered into a $1 billion senior unsecured four-year committed revolving credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program and supports our working capital needs. Now that the Merger has closed, we will no longer benefit from any financing arrangements with, or cash advances from, Legacy CCE.

•

On the last day of the third quarter of 2010, in anticipation of the closing which was set to occur on Saturday, October 2, 2010, we made a payment to TCCC in the amount of approximately $871 million to fund the acquisition of the bottling operations in Norway and Sweden (amount includes an estimated working capital adjustment of $49 million). This payment is recorded as an amount receivable from TCCC on our Condensed Combined Balance Sheet, and is reflected as a cash outflow in the investing activities section of our Condensed Combined Statement of Cash Flows.

In connection with the Merger, we have (1) signed license agreements with TCCC for each of our territories with a term of 10 years and containing a 10-year renewal at our option (subject to certain conditions), and (2) signed a 5-year agreement with TCCC to implement an incidence-based concentrate pricing model across our territories.

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, and, beginning October 2, 2010, Norway and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year.

Basis of Presentation

The accompanying unaudited Condensed Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expense allocations) considered necessary for fair presentation have been included. The Condensed Combined Financial Statements should be read in conjunction with the Combined Financial Statements and accompanying Notes contained in our Registration Statement.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

Our Condensed Combined Financial Statements have been prepared on a “carve-out” basis from Legacy CCE’s Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective time of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. All significant intercompany accounts and transactions between the legal entities that comprise CCE have been eliminated.

The Condensed Combined Financial Statements also include an allocation of certain Corporate expenses related to services provided to us by Legacy CCE. These expenses include the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services has been allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented. Management believes these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations may not be indicative of the actual expenses that we would have incurred had we been operating as an independent company for the periods presented (refer to Note 4).

Total interest expense represents interest incurred on our third-party debt, as well as amounts due to Legacy CCE. No interest expense incurred by Legacy CCE has been allocated to us as Legacy CCE’s third-party debt is not specifically related to our operations.

Total equity represents Legacy CCE’s interest in our recorded net assets, as well as accumulated other comprehensive income (loss) (AOCI) attributable to CCE. The Legacy CCE net investment balance represents the cumulative net investment by Legacy CCE in us, including any prior net income and certain transactions between CCE and Legacy CCE, such as allocated expenses. In addition, during the first nine months of 2010, we made several cash contributions to Legacy CCE in connection with activities necessary to facilitate the Merger.

For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010	66	65	65	65	261
2009	67	65	65	64	261

Change	(1)	0	0	1	0

NOTE 2 - INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of October 1, 2010 and December 31, 2009 (in millions):

	October 1, 2010	December 31, 2009
Finished goods	$234	$193
Raw materials and supplies	118	95

Total inventories	$352	$288

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of October 1, 2010 and December 31, 2009 (in millions):

	October 1, 2010	December 31, 2009
Land	$122	$125
Building and improvements	769	773
Machinery, equipment, and containers	1,364	1,328
Cold drink equipment	1,423	1,403
Vehicle fleet	95	100
Furniture, office equipment, and software	266	243

Property, plant, and equipment	4,039	3,972
Less: Accumulated depreciation and amortization	(2,304)	(2,188)

	1,735	1,784
Construction in process	99	99

Property, plant, and equipment, net	$1,834	$1,883

NOTE 4 - RELATED PARTY TRANSACTIONS

Transactions with TCCC

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensed territory agreements. From time to time, the terms and conditions of programs with TCCC are modified.

The following table summarizes the transactions with TCCC that directly affected our Condensed Combined Statements of Operations for the periods presented (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$5	$6	$15	$18

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(481)	$(486)	$(1,505)	$(1,504)
Purchases of finished products	(4)	(7)	(18)	(12)
Marketing support funding earned	46	42	134	121

Total	$(439)	$(451)	$(1,389)	$(1,395)

For additional information about agreements and transactions with TCCC, refer to Note 3 of the Notes to Combined Financial Statements in our Registration Statement.

Amounts receivable from The Coca-Cola Company on our Condensed Combined Balance Sheet as of October 1, 2010 includes $871 million in cash paid to TCCC to fund the acquisition of the bottling operations in Norway and Sweden (amount includes an estimated working capital adjustment of $49 million) on October 2, 2010.

Transactions with Legacy CCE

Amounts Due To/From Legacy CCE

We had amounts due to/from Legacy CCE that had various maturity dates and were typically issued at fixed interest rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were paid off in the third quarter. The total amount due to Legacy CCE was $1,015 million as of December 31, 2009. These amounts are included in Amounts due to Coca-Cola Enterprises Inc. on our Condensed Combined Balance Sheets. During the third quarter and first nine months of 2010, we

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

had interest expense related to these amounts of $13 million and $40 million, respectively, compared to interest expense of $17 million and $51 million during the third quarter and first nine months of 2009, respectively. The total amount due from Legacy CCE was $346 million as of December 31, 2009. These amounts are included in Amounts due from Coca-Cola Enterprises Inc. on our Condensed Combined Balance Sheets. During the first nine months of 2010, we had interest income related to these amounts of $7 million, compared to interest income of $1 million and $5 million during the third quarter and first nine months of 2009, respectively. For additional information about our amounts due to/from Legacy CCE, refer to Note 6.

Allocation of Legacy CCE Corporate Expenses

The Condensed Combined Financial Statements also include an allocation of certain Corporate expenses related to services provided to us by Legacy CCE. These expenses include the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services has been allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented. Management believes these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations may not be indicative of the actual expenses that we would have incurred had we been operating as an independent company for the periods presented. We expect our annual Corporate operating expenses to total approximately $185 million (unaudited) as an independent company. The following table summarizes our allocated expenses from Legacy CCE’s Corporate segment for the periods presented (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
CCE’s allocated expenses	$72	$45	$160	$134

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Combined Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Condensed Combined Balance Sheets as of October 1, 2010 and December 31, 2009 (in millions):

	Location - Balance Sheets	October 1, 2010	December 31, 2009
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Prepaid expenses and other current assets	$19	$15
Non-U.S. currency contracts (B)	Prepaid expenses and other current assets	6	8
Non-U.S. currency contracts	Other noncurrent assets, net	1	0

Total		26	23

Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	4	9

Total Assets		$30	$32

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Accounts payable and accrued expenses	$1	$1
Non-U.S. currency contracts (B)	Accounts payable and accrued expenses	19	4
Non-U.S. currency contracts	Other long-term obligations	16	11

Total		36	16

Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	1	0

Total Liabilities		$37	$16

(A)	Amounts include the gross interest receivable or payable on our interest rate swap agreements.
(B)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense, net – third party. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of October 1, 2010 and December 31, 2009:

	October 1, 2010		December 31, 2009
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	EUR 300 million	November 2010	EUR 300 million	November 2010

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Combined Statements of Operations for the periods presented (in millions):

Fair Value Hedging Instruments (A)	Location - Statements of Operations	Third Quarter		First Nine Months
		2010	2009	2010	2009
Interest rate swap agreements	Interest expense, net – third party	$(3)	$0	$(10)	$3
Fixed-rate debt	Interest expense, net – third party	3	0	10	(3)

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in a non-functional currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in AOCI on our Condensed Combined Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of October 1, 2010 and December 31, 2009 (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	October 1, 2010		December 31, 2009
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 1.1 billion	September 2015	USD 457 million	March 2013

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Combined Statements of Operations for the periods presented (in millions):

	Amount of Gain/(Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Cash Flow Hedging Instruments	2010	2009	2010	2009
Non-U.S. currency contracts	$2	$6	$(21)	$(2)

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings
		Third Quarter		First Nine Months
Cash Flow Hedging Instruments	Location - Statements of Operations	2010	2009	2010	2009
Non-U.S. currency contracts	Cost of sales	$(2)	$4	$(4)	$11
Non-U.S. currency contracts	Other nonoperating (expense) income, net	(6)	(5)	(16)	(6)

Total		$(8)	$(1)	$(20)	$5

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

Economic (Non-designated) Hedges

We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including purchases of raw materials in non-functional currencies, vehicle fuel, and aluminum. The following table summarizes our outstanding economic hedges as of October 1, 2010 and December 31, 2009:

	October 1, 2010			December 31, 2009
Type	Notional Amount		Latest Maturity	Notional Amount		Latest Maturity
Non-U.S. currency hedges	USD	3 million	December 2010	USD	11 million	December 2010
Commodity hedges	USD	44 million	December 2011	USD	55 million	December 2010

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

Changes in the fair value of outstanding economic hedges are recognized each reporting period in the expense line item that is consistent with the nature of the hedged risk. The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Combined Statements of Operations for the periods presented (in millions):

	Third Quarter		First Nine Months
Location - Statements of Operations	2010	2009	2010	2009
Cost of sales	$3	$5	$0	$2
Selling, delivery, and administrative expenses	2	0	1	0
Interest expense, net – third party	0	0	0	(3)

Total	$5	$5	$1	$(1)

Beginning in the third quarter of 2009, mark-to-market gains/losses related to our non-designated hedges are included in our Corporate segment until such time as the underlying hedge transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated hedges. Prior to the third quarter of 2009, out-of-year mark-to-market gains/losses related to non-designated hedges were not material.

As of October 1, 2010, our Corporate segment included net mark-to-market gains on non-designated hedges totaling $3 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transaction occurs through 2011. For additional information about our segment reporting, refer to Note 12. The following table summarizes the deferred gain (loss) activity in our Corporate segment for the first nine months of 2010 (in millions):

Gains/(Losses) Deferred at Corporate Segment (A)	Cost of Sales	SD&A	Total
Balance at December 31, 2009	$10	$0	$10
Gains recognized during the period and recorded in the Corporate segment	0	1	1
Less: Gains transferred to the Europe operating segment	(7)	(1)	(8)

Balance at October 1, 2010	$3	$0	$3

(A)

Over the next 12 months, deferred gains totaling $3 million are expected to be reclassified from our Corporate segment into the earnings of our Europe operating segment as the underlying hedged transactions occur.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - DEBT

The following table summarizes our debt as of October 1, 2010 and December 31, 2009 (in millions, except rates):

	October 1, 2010		December 31, 2009
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$225	0.4%	$0	0.0%
Canadian dollar commercial paper	0	0.0	141	0.3
U.S. dollar notes due 2015-2020 (B)	994	2.8	0	0.0
Euro notes due 2010-2017 (C) (D) (E)	898	2.3	477	1.1
Swiss franc notes due 2013 (E)	205	4.4	193	4.4
Capital lease obligations (F)	67	0.0	44	0.0

Total third party debt (G) (H)	2,389		855
Less: current portion of third party debt	(658)		(620)

Third party debt, less current portion	$1,731		$235

Amounts due to Legacy CCE (I)	$0	0.0%	$1,015	5.8%

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B)	In September 2010, we issued $475 million, 2.13 percent notes due 2015, and $525 million, 3.5 percent notes due 2020.
(C)	In September 2010, we issued €350 million ($471 million) 3.13 percent notes due 2017.
(D)	In May 2010, €25 million ($33 million), floating rate notes matured.
(E)	Our €300 million notes due November 2010 and our Swiss franc notes due 2013 are guaranteed by Legacy CCE.
(F)	These amounts represent the present value of our minimum capital lease payments as of October 1, 2010 and December 31, 2009, respectively.
(G)	At October 1, 2010, approximately $44 million of our outstanding third party debt was issued by our subsidiaries and guaranteed by CCE.
(H)

The total fair value of our outstanding third party debt was $2.4 billion and $863 million at October 1, 2010 and December 31, 2009, respectively. The fair value of our third party debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

(I)

Due to the use of a centralized treasury function, Legacy CCE entered into certain debt arrangements on our behalf and remitted the third party proceeds from these issuances to us in the form of an intercompany loan. The loans entered into by us with Legacy CCE had various maturity dates and typically had fixed rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were paid off in the third quarter of 2010.

Credit Facilities

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper program and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At October 1, 2010, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Covenants

Our credit facility and outstanding third party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of October 1, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

In connection with the Agreement entered into between Legacy CCE and TCCC on February 25, 2010, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits are similar and assert claims on behalf of Legacy CCE’s shareholders for various breaches of fiduciary duty in connection with the Agreement. The lawsuits name Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to declare the deal void and rescind the transaction if it is consummated, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. On September 3, 2010, the parties to the consolidated Georgia action executed a Memorandum of Understanding (MOU) containing the terms for the parties’ agreement in principle to resolve the Delaware and Georgia actions. The MOU called for certain amendments to the transaction agreements as well as certain revisions to the disclosures relating to the transaction. The MOU also contemplates that plaintiffs will seek an award of attorneys’ fees in an amount not to exceed $7.5 million. Pursuant to the transaction agreements, the liability for these attorney fees would be shared equally between us and TCCC. Under the MOU, the parties will seek approval of the settlement from the Georgia court, and if approved, the Georgia action will be dismissed with prejudice, and plaintiffs will thereafter dismiss the Delaware consolidated action with prejudice. For additional information about the Merger between Legacy CCE and TCCC, refer to Note 1.

During early 2008, the United Kingdom’s Office of Fair Trading (OFT) commenced an investigation in connection with the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. As part of the investigation, the OFT sent us a request for information, and we provided the requested information to the OFT for their inspection. The first inspection of data occurred in October 2008. The OFT completed their initial evidence review in November 2009. In February 2010, we met with the OFT to discuss the scope of the investigation and next steps. Prior to this meeting, the OFT requested additional information from us, and we provided that information on April 9, 2010. Based on current evidence, the OFT has not formed a “belief” that an infringement by us has occurred, and we believe that the investigation will not have a material effect on us.

Tax Audits

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. We believe that we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will pay some amount.

Indemnifications

In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past, and we believe the likelihood of incurring such obligations in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Condensed Combined Financial Statements with respect to these general indemnifications.

Under the Agreement, we agreed to indemnify TCCC for certain liabilities as set forth in the Agreement prior to the effective time of the Merger (refer to Note 1).

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost	$10	$8	$31	$24
Interest cost	13	10	37	32
Expected return on plan assets	(16)	(13)	(47)	(39)
Amortization of net prior service cost	0	1	1	2
Amortization of actuarial loss	2	0	6	0

Net periodic benefit cost	$9	$6	$28	$19

Contributions

Contributions to our pension plans totaled $63 million and $27 million during the first nine months of 2010 and 2009, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2010, as well as actual contributions for the year ended December 31, 2009 (in millions):

	Projected(A) 2010	Actual(A) 2009
Total pension contributions	$70	$87

(A)	These amounts represent only company-paid contributions. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Registration Statement.

NOTE 9 - INCOME TAXES

Our effective tax rate was 15 percent and 19 percent for the first nine months of 2010 and 2009, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Nine Months
	2010	2009
U.S. federal statutory expense	$218	$211
Taxation of European and Canadian operations, net	(101)	(98)
Rate and law change expense, net (A)	(25)	0
Other, net	3	4

Total provision for income taxes	$95	$117

(A)

During the third quarter of 2010, the United Kingdom enacted a tax rate change that will reduce the corporate income tax rate by 1 percent effective April 1, 2011. As a result, we recorded a deferred tax benefit of $25 million during the third quarter of 2010.

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, pension plan liability adjustments, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the historical earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our comprehensive income for the periods presented (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Net income	$208	$200	$527	$485
Currency translations	194	10	(93)	188
Pension plan liability adjustments, net of tax	(3)	0	0	1
Cash flow hedges, net of tax	10	7	(1)	(7)

Net comprehensive income (loss) adjustments, net of tax	201	17	(94)	182

Comprehensive income	$409	$217	$433	$667

NOTE 11 - RESTRUCTURING ACTIVITIES

The following table summarizes restructuring costs identified as specific to us, by segment, for the periods presented (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Europe (A)	$2	$1	$4	$4
Corporate (B)	0	3	9	18

Total	$2	$4	$13	$22

(A)	These amounts represent restructuring costs incurred by Legacy CCE’s Europe segment.
(B)

These amounts represent restructuring costs recorded by Legacy CCE’s Corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment. These amounts do not include costs related to global Legacy CCE projects recorded by Legacy CCE’s Corporate segment that were allocated to us based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented (refer to Note 4).

Supply Chain Initiatives and Business Optimization

During the third quarter and first nine months of 2010, we recorded restructuring charges totaling $2 million and $13 million, respectively, and during the third quarter and first nine months of 2009, we recorded restructuring charges totaling $2 million and $5 million, respectively, primarily related to optimizing certain business information system processes, streamlining our cooler services business, and harmonizing our plant operations. These charges were included in SD&A expenses. We expect to be substantially complete with these restructuring activities by the end of 2011. The cumulative cost of these projects as of October 1, 2010 was approximately $22 million.

The following table summarizes these restructuring activities for the first nine months of 2010 and for the year ended December 31, 2009 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2008	$0	$0	$0
Provision	4	5	9
Cash payments	(2)	(5)	(7)
Other	(2)	0	(2)

Balance at December 31, 2009	$0	$0	$0
Provision	10	3	13
Cash payments	(3)	(3)	(6)

Balance at October 1, 2010	$7	$0	$7

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

Business Reorganization and Process Standardization

During the third quarter and first nine months of 2009, we recorded restructuring charges totaling $2 million and $17 million, respectively, related to the creation of a more efficient supply chain and order fulfillment structure and to streamline and reduce our cost structure of back-office functions in the areas of accounting and human resources. These charges were included in SD&A expenses. As of December 31, 2009, we had completed these restructuring activities. The cumulative cost of this program was $63 million.

The following table summarizes these restructuring activities for the first nine months of 2010 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2009	$16	$1	$17
Cash payments	(8)	0	(8)

Balance at October 1, 2010	$8	$1	$9

NOTE 12 - OPERATING SEGMENT

We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net operating revenues during the first nine months of 2010 and 2009.

Our segment operating income includes the segment’s revenue, if any, less substantially all of the segment’s cost of production, distribution, and administration. We evaluate segment performance based on several factors, of which net operating revenues and operating income are the primary financial measures.

Our Corporate segment includes the allocation of certain Corporate expenses related to services provided to us by Legacy CCE. These expenses include the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services has been allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented. Management believes these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations may not be indicative of the actual expenses that we would have incurred had we been operating as an independent company for the periods presented.

Additionally, beginning in the third quarter of 2009, mark- to- market gains/losses related to our non-designated hedges are included in our Corporate segment until such time as the underlying hedge transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark- to- market gains/losses related to the hedged transaction are reclassified from our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated hedges. Prior to the third quarter of 2009, out-of-year mark-to-market gains/losses related to our non-designated hedges were not material. For additional information about our non-designated hedges, refer to Note 5.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes selected financial information related to our operating segment for the periods presented (in millions):

	Europe	Corporate	Combined
Third Quarter 2010:
Net operating revenues	$1,681	$0	$1,681
Operating income	312	(68)	244

Third Quarter 2009:
Net operating revenues	$1,743	$0	$1,743
Operating income	314	(41)	273

First Nine Months 2010:
Net operating revenues (A)	$4,920	$0	$4,920
Operating income (B)	839	(163)	676
Capital asset investments	185	0	185

First Nine Months 2009:
Net operating revenues (A)	$4,912	$0	$4,912
Operating income	797	(130)	667
Capital asset investments	177	0	177

(A)

Great Britain contributed approximately 39 percent and 38 percent of total net operating revenues during the first nine months of 2010 and 2009, respectively. France contributed approximately 32 percent and 33 percent of total net operating revenues during the first nine months of 2010 and 2009, respectively. Belgium contributed approximately 19 percent and 18 percent of total net operating revenues during the first nine months of 2010 and 2009, respectively. The Netherlands contributed approximately 10 percent and 11 percent of total net operating revenues during the first nine months of 2010 and 2009, respectively.

(B)

Our Corporate operating income during the first nine months of 2010 includes net mark-to-market losses on our non-designated hedges totaling approximately $7 million. As of October 1, 2010, our Corporate segment included net mark-to-market gains on non-designated hedges totaling $3 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedge transaction occurs through 2011. For additional information about our non-designated hedges, refer to Note 5.

COCA-COLA ENTERPRISES, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 - FAIR VALUE MEASUREMENTS

The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of October 1, 2010 and December 31, 2009 (in millions):

	October 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$230	$0	$230	$0
Derivative assets (B)	30	0	30	0

Total assets	$260	$0	$260	$0

Derivative liabilities (B)	$(37)	$0	$(37)	$0

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$143	$0	$143	$0
Derivative assets (B)	32	0	32	0

Total assets	$175	$0	$175	$0

Derivative liabilities (B)	$(16)	$0	$(16)	$0

(A)

We have investments in certain money market funds that hold government securities. We classify these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The carrying value of these investments approximates fair value because of their short maturities. These investments are not publicly traded, so their fair value is determined based on the values of the underlying investments in the money market funds.

(B)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. Refer to Note 5.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share have been calculated by dividing net income by the basic number of common shares outstanding as of the date of the Merger. As part of the Merger, outstanding shares of common stock of Coca-Cola Enterprises Inc., excluding shares held by TCCC, were converted into the right to receive one share of our common stock and $10.00 in cash consideration per share. Immediately following the Merger, 338,786,671 shares of common stock, par value $0.01 per share, of CCE were outstanding.

The following table summarizes our basic earnings per common share calculations for the periods presented, using the number of shares outstanding immediately following the Merger (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Net income	$208	$200	$527	$485

Basic common shares outstanding (A)	339	339	339	339

Basic earnings per common share (A)	$0.61	$0.59	$1.55	$1.43

(A)	No diluted earnings per share are presented since there were not any potentially dilutive securities of CCE outstanding during the periods presented.

COCA-COLA ENTERPRISES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a Merger with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its Corporate segment into a new legal entity which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger. For additional information about the Merger, refer to Note 1 of the Notes to Condensed Combined Financial Statements in this Form 10-Q.

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands and, beginning October 2, 2010, Norway and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year.

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified. Our financial results are greatly impacted by our relationship with TCCC. For additional information about our transactions with TCCC, refer to Note 4 of the Notes to Condensed Combined Financial Statements in this Form 10-Q.

Basis of Presentation

The accompanying unaudited Condensed Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective time of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. All significant intercompany accounts and transactions between the legal entities that comprise CCE have been eliminated.

The Condensed Combined Financial Statements also include an allocation of certain Corporate expenses related to services provided to us by Legacy CCE. These expenses include the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services has been allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented. Management believes these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations may not be indicative of the actual expenses that we would have incurred had we been operating as an independent company for the periods presented (refer to Note 4 of the Condensed Combined Financial Statements in this Form 10-Q).

Financial Results

Our net income in the third quarter of 2010 was $208 million compared to net income of $200 million in the third quarter of 2009. The following items affected the comparability of our year-over-year financial results. Amounts include only costs incurred by Legacy CCE’s Europe segment. Amounts do not include costs recorded by Legacy CCE’s Corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. These amounts are included in the allocation of Legacy CCE Corporate expenses.

COCA-COLA ENTERPRISES, INC.

Third Quarter 2010

•

Charges totaling $2 million related to restructuring activities, primarily to optimize certain business information system processes, streamline our cooler services business, and harmonize our plant operations; and

•	A deferred tax benefit of $25 million due to the enactment of a United Kingdom tax rate change that will reduce the corporate income tax rate by 1 percent effective April 1, 2011.

Third Quarter 2009

•

Charges totaling $4 million related to restructuring activities, primarily to streamline and reduce the cost structure of our back-office functions, streamline our cooler services business, and harmonize our plant operations; and

•	Net mark-to-market gains totaling $4 million related to non-designated hedges associated with underlying transactions that occurred in a future period.

Financial Summary

Our financial performance during the third quarter of 2010 reflects the impact of the following significant factors:

•	Solid operating results driven by strong volume growth, marketplace execution, and moderate cost trends;

•	Strong performance for our Coca-Cola trademark beverages, and the benefit of recent product additions including Capri –Sun products in Belgium and the Netherlands;

•	Continued operating expense benefits from Ownership Cost Management (OCM) practices;

•	Increased allocation of Legacy CCE Corporate expenses; and

•	Unfavorable currency exchange rate changes that decreased operating income by approximately 9.0 percent.

During the third quarter of 2010, we delivered solid operating results driven by strong volume growth of 5.0 percent and pricing growth of 1.0 percent. Solid marketplace execution, the continued success of our Coca-Cola trademark beverages, and still beverage portfolio expansion were the primary drivers of our volume performance. Our continental European territories experienced volume growth of 6.0 percent, driven by the strong performance of Coca-Cola trademark beverages, especially Coca-Cola Zero, and still beverage expansion with the introduction of Capri-Sun products in Belgium and the Netherlands and Ocean Spray products in France. Our volume in Great Britain increased 3.5 percent, which included sparkling beverage growth, increased energy drink volume, and higher sales of still beverages. In addition to volume growth, our performance during the third quarter of 2010 reflects a moderate cost environment, an increase in allocated expenses from Legacy CCE’s Corporate segment, the ongoing benefits of effectiveness and efficiency initiatives, and operating savings created through OCM.

Operations Review

The following table summarizes our Condensed Combined Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3	61.3	62.5	63.0

Gross profit	38.7	38.7	37.5	37.0
Selling, delivery, and administrative expenses	24.2	23.0	23.8	23.4

Operating income	14.5	15.7	13.7	13.6
Interest expense, net	1.1	1.2	1.0	1.3
Other nonoperating (expense) income, net	(0.1)	(0.1)	(0.1)	0.0

Income before income taxes	13.3	14.4	12.6	12.3
Income tax expense	1.0	2.9	1.9	2.4

Net income	12.3%	11.5%	10.7%	9.9%

COCA-COLA ENTERPRISES, INC.

Operating Income

The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2010		2009		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$312	128.0%	$314	115.0%	$839	124.0%	$797	119.5%
Corporate	(68)	(28.0)	(41)	(15.0)	(163)	(24.0)	(130)	(19.5)

Combined	$244	100%	$273	100%	$676	100%	$667	100%

The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2010		First Nine Months 2010
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price and mix on gross profit	$5	2.0%	$39	6.0%
Impact of bottle and can cost and mix on gross profit	2	0.5	6	1.0
Impact of bottle and can volume on gross profit	32	11.5	71	10.5
Impact of bottle and can selling day shift on gross profit	0	0.0	(8)	(1.0)
Impact of post mix, non-trade, and other on gross profit	(2)	(0.5)	(1)	0.0
Other selling, delivery, and administrative expenses	(12)	(4.5)	(23)	(3.5)
Net impact of allocated expenses from Legacy CCE	(27)	(9.5)	(26)	(4.0)
Net mark-to-market losses related to non-designated hedges	(4)	(1.5)	(11)	(1.5)
Net impact of restructuring charges (A)	(1)	(0.5)	0	0.0
Currency exchange rate changes	(25)	(9.0)	(38)	(6.0)
Other changes	3	1.0	0	0.0

Change in operating income	$(29)	(10.5)%	$9	1.5%

(A)

Amounts include only costs incurred by Legacy CCE’s Europe segment. Amounts do not include costs recorded by Legacy CCE’s Corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above.

Net Operating Revenues

Net operating revenues decreased 3.5 percent in the third quarter of 2010 to $1.7 billion and remained flat in the first nine months of 2010 at $4.9 billion. These changes included currency rate reductions of approximately 8.0 percent and 3.5 percent in the third quarter of 2010 and first nine months of 2010, respectively.

COCA-COLA ENTERPRISES, INC.

Net operating revenues per case decreased 8.0 percent in the third quarter of 2010 and 3.5 percent in the first nine months of 2010 versus the third quarter and first nine months of 2009, respectively. The following table summarizes the significant components of the change in our net operating revenues per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2010	First Nine Months 2010
Changes in net operating revenues per case:
Bottle and can net price per case	1.0%	1.5%
Bottle and can currency exchange rate change	(7.5)	(3.5)
Post mix, non-trade, and other	(1.5)	(1.5)

Change in net operating revenue per case	(8.0)%	(3.5)%

During the third quarter of 2010, our bottle and can sales accounted for 94 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. Our bottle and can net price per case during the third quarter of 2010 reflects modest rate increases offset partially by the negative impact of channel and product mix changes, particularly in France.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2010 versus the first nine months of 2009 (selling days were the same in the third quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Third Quarter 2010	First Nine Months 2010
Change in volume	5.0%	3.5%
Impact of selling day shift (A)	n/a	0.5

Change in volume, adjusted for selling day shift	5.0%	4.0%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2010 versus the first nine months of 2009 (selling days were the same in the third quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Third Quarter 2010		First Nine Months 2010
	Change	Percent of Total	Change	Percent of Total
Coca-Cola trademark	3.0%	67.0%	3.0%	68.5%
Sparkling flavors and energy	5.0	18.0	2.5	17.5
Juices, isotonics, and other	19.5	11.5	14.0	11.0
Water	0.0	3.5	(0.5)	3.0

Total	5.0%	100.0%	4.0%	100.0%

We achieved volume growth of 5.0 percent during the third quarter of 2010 versus the third quarter of 2009. Our volume performance reflects solid growth in both sparkling and still beverages, which grew 3.5 percent and 14.5 percent, respectively. Both continental Europe and Great Britain experienced volume gains during the third quarter, with sales volume increasing 6.0 percent and 3.5 percent, respectively. These increases were primarily attributable to solid marketplace execution and the continued success of our “Red, Black, and Silver” three-cola strategy. Our volume also benefited from the expanded distribution of Capri-Sun products in Belgium and the Netherlands, Schweppes products in the Netherlands, and Ocean Spray products in France.

COCA-COLA ENTERPRISES, INC.

Our Coca-Cola trademark products increased 3.0 percent in the third quarter of 2010 as compared to the third quarter of 2009. This increase was driven by a 17.0 percent increase in the sale of Coca-Cola Zero and a 2.0 percent increase in the sale of Coca-Cola, offset partially by a 1.0 percent decline in the sale of Diet Coke / Coca-Cola light. Sparkling flavors and energy volume increased 5.0 percent during the third quarter of 2010, reflecting higher sales of several sparkling beverage products, including Sprite, Dr Pepper, Fanta and Schweppes. This category also benefited from the continued expansion of Monster Energy drinks throughout 2010, which contributed to a 23.0 percent increase in the energy drink category in the third quarter of 2010. Juices, isotonics, and other volume increased by 19.5 percent in the third quarter of 2010. This performance reflects a significant increase in sales of Capri-Sun products, which was introduced in Belgium and the Netherlands in early 2010. The increase was also driven by significant volume gains for glacéau’s vitaminwater, POWERade, and Nestea products. Sales volume of our water brands remained flat in the third quarter of 2010, reflecting increased sales of Chaudfontaine mineral water, offset by lower sales of Schweppes Abbey Well mineral water versus strong introductory volume in 2009.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2010 versus the first nine months of 2009 (selling days were the same in the third quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Third Quarter 2010		First Nine Months 2010
	Change	Percent of Total	Change	Percent of Total
Multi-serve (A)	5.5%	57.5%	6.0%	59.0%
Single-serve (B)	3.5	42.5	1.0	41.0

Total	5.0%	100.0%	4.0%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.
(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packaging

The following table summarizes our volume results by packaging category for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2010 versus the first nine months of 2009 (selling days were the same in the third quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Third Quarter 2010		First Nine Months 2010
	Change	Percent of Total	Change	Percent of Total
Cans	6.0%	40.5%	5.5%	40.0%
PET (plastic)	0.5	42.5	1.0	43.5
Glass and other	14.5	17.0	9.5	16.5

Total	5.0%	100.0%	4.0%	100.0%

COCA-COLA ENTERPRISES, INC.

Cost of Sales

Cost of sales decreased 3.5 percent in the third quarter of 2010 to $1.0 billion and decreased 0.5 percent in the first nine months of 2010 to $3.1 billion. These changes included currency rate reductions of approximately 7.5 percent and 3.5 percent in the third quarter of 2010 and first nine months of 2010, respectively. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2010	First Nine Months 2010
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	0.0%	0.0%
Bottle and can currency exchange rate changes	(7.5)	(3.5)
Costs related to post mix, non-trade, and other	(1.0)	(1.0)

Change in cost of sales per case	(8.5)%	(4.5)%

Our bottle and can ingredient and packaging cost were flat year-over-year reflecting a moderate cost environment.

Selling, Delivery, and Administrative Expenses

SD&A expenses increased $5 million, or 1.0 percent, in the third quarter of 2010 to $406 million and increased $21 million, or 2.0 percent, in the first nine months of 2010 to $1.2 billion. These changes included currency rate reductions of approximately 8.5 percent and 2.5 percent in the third quarter of 2010 and first nine months of 2010, respectively. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2010		First Nine Months 2010
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$3	0.5%	$4	0.0%
Selling and marketing expenses	6	1.5	15	1.5
Depreciation and amortization expenses	(2)	(0.5)	(7)	(0.5)
Delivery and merchandising expenses	4	1.0	6	0.5
Net impact of allocated expenses from Legacy CCE	27	6.5	26	2.5
Net mark-to-market losses related to non-designated hedges	(1)	0.0	0	0.0
Net impact of restructuring charges (A)	1	0.0	0	0.0
Currency exchange rate changes	(34)	(8.5)	(28)	(2.5)
Other	1	0.5	5	0.5

Change in SD&A expenses	$5	1.0%	$21	2.0%

(A)

Amounts include only costs incurred by Legacy CCE’s Europe segment. Amounts do not include costs recorded by Legacy CCE’s Corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above.

SD&A expenses as a percentage of net operating revenues was 24.2 percent and 23.0 in the third quarter of 2010 and 2009, respectively, and 23.8 and 23.4 percent in the first nine months of 2010 and 2009, respectively. Our operating expenses reflect an increase in allocated expenses from Legacy CCE due, in part, to costs incurred by Legacy CCE related to the Merger. Our operating expenses also reflect the impact of currency exchange rate changes and the benefit of ongoing expense control initiatives.

COCA-COLA ENTERPRISES, INC.

Interest Expense, Net

Interest expense, net—third party totaled $6 million and $16 million during the third quarter and first nine months of 2010, respectively, and $4 million and $20 million during the third quarter and first nine months of 2009, respectively. Interest expense, net – Coca-Cola Enterprises Inc. totaled $13 million and $33 million during the third quarter and first nine months of 2010, respectively, and $16 million and $46 million during the third quarter and first nine months of 2009, respectively. The following tables summarize the primary items that impacted our interest expense for the periods presented ($ in millions):

Third party debt

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Average outstanding debt balance	$849	$802	$812	$820
Weighted average cost of debt	1.8%	2.4%	2.0%	2.7%
Fixed-rate debt (% of portfolio)	73%	30%	73%	30%
Floating-rate debt (% of portfolio)	27%	70%	27%	70%

Amounts due to/from Coca-Cola Enterprises Inc.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Average outstanding debt balance	$962	$1,316	$998	$1,305
Weighted average cost of debt	5.6%	5.2%	5.5%	5.2%
Fixed-rate debt (% of portfolio)	100%	100%	100%	100%

Income Tax Expense

Our effective tax rate was approximately 15 percent and approximately 19 percent for the first nine months of 2010 and 2009, respectively. During the third quarter of 2010, the United Kingdom enacted a tax rate change that will reduce the corporate income tax rate by 1 percent effective April 1, 2011. As a result, we recorded a deferred tax benefit of $25 million (4 percentage point decrease in the effective rate) during the third quarter of 2010.

We expect our effective tax rate to be approximately 16 percent in 2010 and 27 percent to 29 percent in 2011. Our 2011 effective tax rate is expected to be higher than 2010 due to the U.S. tax impact associated with repatriating future foreign earnings. We have historically treated our earnings as permanently reinvested. In the future, we expect our historical earnings to remain permanently reinvested and to repatriate a portion of each current year’s foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, and salaries for U.S. based employees and other corporate-level operations in the U.S.

Cash Flow and Liquidity Review

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. We believe that our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future.

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper programs and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At October 1, 2010, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and various lines of credit. At October 1, 2010, we had $658 million in debt maturities in the next 12 months, including $225 million in commercial paper. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand. We intend to refinance the remaining maturities of current obligations with either commercial paper or with long-term debt.

COCA-COLA ENTERPRISES, INC.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s, S&P, and Fitch are stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facility and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of October 1, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first nine months of 2010, our primary sources of cash included (1) $1.5 billion from new debt issuances; (2) net cash derived from operating activities of $620 million; and (3) an $84 million increase in commercial paper. Our primary uses of cash were (1) the payment of outstanding loans to Legacy CCE of $1 billion; (2) a payment to TCCC of $871 million to fund the acquisition of the bottling operations in Norway and Sweden (amount includes an estimated working capital adjustment of $49 million); (3) net cash contributions to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger; and (4) capital asset investments totaling $185 million.

Operating Activities

Our net cash derived from operating activities totaled $620 million in the first nine months of 2010 versus net cash derived from operating activities of $730 million in the first nine months of 2009. This decrease was primarily driven by increased pension plan contributions during the first nine months of 2010 and by a year-over-year increase in payments made under our annual incentive compensation programs, offset by other changes in assets and liabilities. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.

Investing Activities

Our capital asset investments represent a principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first nine months of 2010 and 2009 (in millions):

	First Nine Months
	2010	2009
Supply chain infrastructure improvements	$110	$90
Cold drink equipment	75	84
Other	0	3

Total capital asset investments (A)	$185	$177

(A)	Amounts only include capital asset investments incurred by Legacy CCE’s Europe segment.

During 2010, we expect our capital expenditures to approximate $350 million and to be invested in a similar proportion of asset categories as those listed in the previous table. This amount includes estimated fourth quarter of 2010 capital expenditures related to the acquired bottling operations in Norway and Sweden and our Corporate segment.

On October 1, 2010, we paid TCCC $871 million to fund the acquisition of the bottling operations in Norway and Sweden (amount includes an estimated working capital adjustment of $49 million).

COCA-COLA ENTERPRISES, INC.

Financing Activities

Our net cash provided by financing activities totaled $178 million during the first nine months of 2010, versus net cash used in financing activities of $108 million during the first nine months of 2009. The following table summarizes our financing activities related to issuances and payments on debt for the first nine months of 2010 and 2009 (in millions):

				First Nine Months
Issuances of debt	Maturity Date	Rate		2010	2009
200 million Swiss franc notes (A)	March 2013	3.00%		$0	$172
$475 million notes	September 2015	2.13%		475	0
$525 million notes	September 2020	3.50%		525	0
€350 million notes	September 2017	3.13%		471	0

Total issuances of third party debt, excluding commercial paper				$1,471	$172
Net issuances of third party commercial paper				84	0

Total issuances of third party debt				$1,555	$172

				First Nine Months
Payments on debt	Maturity Date	Rate		2010	2009
CAD 150 million notes	March 2009	5.85%		$0	$(118)
€25 million notes	May 2010	—	(B)	(33)	0
Other payments, net	—	—		(5)	(6)

Total payments on third party debt, excluding commercial paper				(38)	(124)
Net payments on third party commercial paper				0	(129)

Total payments on third party debt				$(38)	$(253)
Net payments on amounts due to Legacy CCE				(1,048)	(27)

Total payments on debt				$(1,086)	$(280)

(A)

In connection with the issuance of these notes, we entered into fixed rate cross-currency swap agreements designated as cash flow hedges with maturities corresponding to the underlying debt. For additional information about these swap agreements, refer to Note 5 of the Notes to Condensed Combined Financial Statements in this Form 10-Q.

(B)	These notes carried a variable interest rate at three-month EURIBOR plus 42 basis points.

In addition, during the first nine months of 2010, we made net cash contributions to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger.

Financial Position

Assets

Cash and cash equivalents increased $72 million, or 18.0 percent, to $476 million at October 1, 2010 from $404 million at December 31, 2009. This increase was driven by new debt issuances and net issuances of commercial paper totaling $1.6 billion, net cash derived from operations of $620 million, and receipt of cash from Legacy CCE to pay amounts due to us of $351 million. These cash inflows were offset partially by payments on amounts due to Legacy CCE of $1 billion, the cash payment of $871 million made to TCCC to fund the acquisition of the bottling operation in Norway and Sweden (amount includes an estimated working capital adjustment of $49 million), net contributions to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger, and capital asset investments of $185 million.

Trade accounts receivable decreased $55 million, or 4.0 percent, to $1.3 billion at October 1, 2010. This decrease was primarily attributable to a reduction in currency exchange rates totaling $39 million.

Amounts receivable from TCCC increased $868 million to $946 million at October 1, 2010 from $78 million at December 31, 2009. This increase primarily reflects the $871 million in cash paid to TCCC to fund the acquisition of the bottling operations in Norway and Sweden (amount includes an estimated working capital adjustment of $49 million).

COCA-COLA ENTERPRISES, INC.

Inventories increased $64 million, or 22.0 percent, to $352 million at October 1, 2010 from $288 million at December 31, 2009. This increase was primarily driven by the seasonality of our business, offset partially by a reduction in currency exchange rates totaling $9 million.

Liabilities and Equity

Accounts payable and accrued expenses decreased $26 million, or 2.0 percent, to $1.4 billion at October 1, 2010. This decrease was primarily driven by payments made under our annual incentive compensation programs and currency exchange rate changes, offset partially by an increase in accrued expenses, including taxes and derivative financial instruments.

Defined Benefit Plan Contributions

Contributions to our pension plans totaled $63 million and $27 million during the first nine months of 2010 and 2009, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2010, as well as our actual contributions for the year ended December 31, 2009 (in millions):

	Projected(A) 2010	Actual(A) 2009
Total pension contributions	$70	$87

(A)	These amounts represent only company-paid contributions.

Contingencies

For information about our contingencies, including outstanding litigation, refer to Note 7 of the Notes to Condensed Combined Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating third party debt portfolio. At October 1, 2010, approximately 73 percent of our third party debt portfolio was comprised of fixed-rate debt and 27 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of October 1, 2010 would change the fair value of our third party fixed-rate debt outstanding as of October 1, 2010 by approximately $110 million.

We also estimate that a 1 percent change in the interest costs of third party floating-rate debt outstanding as of October 1, 2010 would change interest expense on an annual basis by approximately $6 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our entire operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues, expenses, and operating income. We estimate that a 10 percent change in currency exchange rates would have changed our operating income for the nine months ended October 1, 2010 by approximately $80 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher sales prices. As such, we are subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum, steel, PET (plastic), and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $15 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Certain of our suppliers have restricted our ability to hedge prices through supplier agreements. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of October 1, 2010, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $5 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Combined Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Coca-Cola Enterprises, Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended October 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In connection with the Agreement entered into between Legacy CCE and TCCC on February 25, 2010, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits are similar and assert claims on behalf of Legacy CCE’s shareholders for various breaches of fiduciary duty in connection with the Agreement. The lawsuits name Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to declare the deal void and rescind the transaction if it is consummated, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. On September 3, 2010, the parties to the consolidated Georgia action executed a Memorandum of Understanding (MOU) containing the terms for the parties’ agreement in principle to resolve the Delaware and Georgia actions. The MOU called for certain amendments to the transaction agreements as well as certain revisions to the disclosures relating to the transaction. The MOU also contemplates that plaintiffs will seek an award of attorneys’ fees in an amount not to exceed $7.5 million. Pursuant to the transaction agreements, the liability for these attorney fees would be shared equally between us and TCCC. Under the MOU, the parties will seek approval of the settlement from the Georgia court, and if approved, the Georgia action will be dismissed with prejudice, and plaintiffs will thereafter dismiss the Delaware consolidated action with prejudice. For additional information about the Merger between Legacy CCE and TCCC, refer to Note 1 of the Notes to Condensed Combined Financial Statements in this Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information contained in this report, you should also consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or result of operations.

Our business success, including financial results, depends upon our relationship with TCCC.

Under the express terms of our product licensing agreements with TCCC:

•

We purchase our entire requirement of concentrates and syrups for Coca-Cola Trademark Beverages (sparkling beverages bearing the trademark “Coca-Cola” or the “Coke” brand name) and Allied Beverages (beverages of TCCC or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages or energy drinks) from TCCC at prices, terms of payment, and other terms and conditions of supply determined from time to time by TCCC at its sole discretion.

•

There are no limits on the prices TCCC may charge us for concentrate; however, we have entered into a 5-year incidence pricing arrangement with TCCC pursuant to which concentrate price increases generally track our net revenue per case increases from the previous year (which is referred to herein as the incidence pricing arrangement).

•

Much of the marketing and promotional support that we receive from TCCC is at the discretion of TCCC. Programs currently in effect or under discussion contain requirements, or are subject to conditions, established by TCCC that we may not achieve or satisfy. The terms of most of the marketing programs contain no express obligation for TCCC to participate in future programs or continue past levels of payments into the future.

•

Our product licensing agreements with TCCC state that they are for fixed terms, and most of them are renewable only at the discretion of TCCC at the conclusion of their current terms. A decision by TCCC not to renew a current fixed-term product licensing agreement at the end of its term could substantially and adversely affect our financial results.

•	Under our product licensing agreements with TCCC, we must obtain approval from TCCC to acquire any bottler of Coca-Cola or to dispose of one or more of our Coca-Cola bottling territories.

•

We are obligated to maintain sound financial capacity to perform our duties as is required and determined by TCCC at its sole discretion. These duties include, but are not limited to, making certain investments in marketing activities to stimulate the demand for products in our territories and infrastructure improvements to ensure our facilities and distribution network are capable of handling the demand for these beverages.

Disagreements with TCCC concerning other business issues may lead TCCC to act adversely to our interests with respect to the relationships described above.

COCA-COLA ENTERPRISES, INC.

TCCC does not have any equity ownership interest in us. This could result in a negative market perception of our relationship with TCCC and could negatively affect our business dealings with TCCC.

We are dependent on TCCC for certain transition services under the transition services agreement relating to business information services and certain financial and human resources services. The transition services agreement will continue for one year from October 2, 2010, provided that we may extend services for a period of up to six additional months. If TCCC does not satisfactorily provide such services or if we do not succeed in securing replacement services, it may materially adversely affect our ability to succeed.

We may not be able to respond successfully to changes in the marketplace.

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our response to continued and increased competitor and customer consolidations and marketplace competition may result in lower than expected net pricing of our products. Our ability to gain or maintain share of sales or gross margins may be limited by the actions of our competitors, who may have lower costs and, thus, advantages in setting their prices.

Our sales can be adversely impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown in the territories in which we do business, may reduce the demand for certain products and otherwise adversely affect our sales. For example, economic forces may cause consumers to purchase more private-label brands, which are generally sold at a price point lower than our products, or to defer or forego purchases of beverage products altogether. Additionally, consumers that do purchase our products may choose to shift away from purchasing higher-margin products and packages sold through immediate consumption and other more profitable channels. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect our revenue, price realization, gross margins, and/or our overall financial condition and operating results.

Concerns about health and wellness could further reduce the demand for some of our products.

Health and wellness trends have resulted in an increased desire for more low-calorie soft drinks, water, enhanced water, isotonics, energy drinks, teas, and beverages with natural sweeteners. Our failure to provide any of these types of products could adversely affect our business and financial results.

If we, TCCC or other licensors and bottlers of products we distribute are unable to maintain a positive brand image or if product liability claims or product recalls are brought against us, TCCC, or other licensors and bottlers of products we distribute, our business, financial results, and brand image may be negatively affected.

Our success depends on our products having a positive brand image with customers and consumers. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and cause customers and consumers to choose other products. We may be liable if the consumption of our products causes injury or illness. We may also be required to recall products if they become or are perceived to become contaminated or are damaged or mislabeled. A significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our business, financial results, and brand image.

Additionally, adverse publicity surrounding obesity concerns, water usage, customer disputes, labor relations and the like could negatively affect our overall reputation and our products’ acceptance by consumers, even when the publicity results from actions occurring outside our territory or control. Similarly, if product quality-related issues arise from products not manufactured by us but imported into our territories, our reputation and consumer goodwill could be damaged.

Changes in our relationships with large customers may adversely impact our financial results.

A significant amount of our volume is sold through large retail chains, including supermarkets and wholesalers. These customers, at times, may seek to use their purchasing power to improve their profitability through lower prices, increased emphasis on generic and other private-label brands, and increased promotional programs. These factors, as well as others, could have a negative impact on the availability of our products, as well as our profitability. In addition, at times, a customer may choose to temporarily stop selling certain of our products as a result of a dispute we may be having with that customer. A dispute with a large customer that chooses not to sell certain of our products for a prolonged period of time may adversely affect our sales volume and/or financial results.

COCA-COLA ENTERPRISES, INC.

Our business is vulnerable to products being imported from outside our territories, which adversely affects our sales.

Our territories, particularly Great Britain, are susceptible to the import of products manufactured by bottlers from countries outside our territories where prices and costs are lower. During 2009, the gross profit of our business was negatively impacted by approximately $20 million to $30 million due to imported products. In the case of such imports from members of the European Economic Area (referred to herein as the EEA), we are generally prohibited from taking actions to stop such imports.

Increases in costs or limitation of supplies of raw materials could hurt our financial results.

If there are increases in the costs of raw materials, ingredients, or packaging materials, such as aluminum, steel, sugar, PET (plastic), fuel, or other cost items, and we are unable to pass the increased costs on to our customers in the form of higher prices, our financial results could be adversely affected. We use supplier pricing agreements and, at times, derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock us into prices that are ultimately greater than the actual market price at the time of delivery.

Certain of our suppliers have restricted our ability to hedge prices through supplier agreements. As a result, we have expanded, and expect to continue to expand, our non-designated hedging programs, which could expose us to additional earnings volatility with respect to the purchase of these commodities.

If suppliers of raw materials, ingredients, packaging materials, or other cost items are affected by strikes, weather conditions, abnormally high demand, governmental controls, national emergencies, natural disasters, insolvency, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, revenues, and ability to manufacture and distribute product could be adversely affected.

Miscalculation of our need for infrastructure investment could impact our financial results.

Projected requirements of our infrastructure investments, including cold drink equipment, fleet, technology, and production equipment may differ from actual levels if our volume growth is not as anticipated. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate the expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on these infrastructure investments or necessary investments to integrate the bottling operations in Norway and Sweden could adversely affect our financial results.

Our financial results could be significantly impacted by currency exchange rates and currency devaluations could impair our competitiveness.

We will be exposed to significant exchange rate risk since all of our revenues and substantially all of our expenses are derived from operations conducted outside the U.S. in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on currency exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income is reduced because the local currency will translate into fewer U.S. dollars. During periods of local economic crises, non-U.S. currencies may be devalued significantly against the U.S. dollar, thereby reducing our margins. Actions to recover margins may result in lower volume and a weaker competitive position.

Changes in interest rates or our debt rating could harm our financial results and financial position.

We are subject to interest rate risk and changes in our debt rating could have a material adverse effect on interest costs and financing sources. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC.

Legislative or regulatory changes that affect our products, distribution, or packaging could reduce demand for our products or increase our costs.

Our business model depends on the availability of our various products and packages in multiple channels and locations to satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in certain channels and locations, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact our financial results. In addition, taxes or other charges imposed on the sale of certain of our products could cause consumers to shift away from purchasing our products.

COCA-COLA ENTERPRISES, INC.

Additional taxes levied on us could harm our financial results.

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. We believe we have adequately provided for any assessments that could result from these audits where it is more likely than not that we will pay some amount.

Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results. For example, recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities.

Additionally, amounts we may need to repatriate to the U.S. for the payment of dividends, share repurchases, interest on U.S. issued debt, salaries for U.S. based employees, and other costs of corporate-level operations in the U.S. may be subject to additional U.S. taxation when repatriated.

If we are unable to renew labor bargaining agreements on satisfactory terms, if we experience employee strikes or work stoppages, or if changes are made to employment laws or regulations, our business and financial results could be negatively impacted.

The majority of our employees are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2012. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase our cost, or otherwise affect our ability to fully implement operational changes. We currently believe, however, that we will be able to renegotiate subsequent agreements upon satisfactory terms.

Our operations can be negatively impacted by employee strikes and work stoppages. For example, during the second quarter of 2008, we experienced a two-week labor disruption at two of our production facilities in France that interrupted production and customer deliveries across our continental European territories and caused our volume and operating income during the second quarter of 2008 to be negatively impacted (approximately a $15 million impact on operating income).

Technology failures could disrupt our operations and negatively impact our business.

We rely extensively on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities and inventory management all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events that may be beyond our control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans in place may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become out-of-date or obsolete. Furthermore, when we implement new systems and/or upgrade existing system modules (e.g. SAP), there is a risk that our business may be temporarily disrupted during the period of implementation.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and outsourcing programs.

We have implemented, and plan to continue to implement, restructuring programs to support the implementation of key strategic initiatives designed to maintain long-term sustainable growth. These programs are intended to maximize our operating effectiveness and efficiency and to reduce our costs. We cannot guarantee that we will achieve or sustain the targeted benefits under these programs, which could result in further restructuring efforts. In addition, we cannot guarantee that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. The implementation of key elements of these programs, such as employee job reductions, may have an adverse impact on our business, particularly in the near-term.

In addition, we have outsourced certain financial transaction processing and business information services to third-party providers. In the future, we may outsource other functions to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve

COCA-COLA ENTERPRISES, INC.

the level of cost savings originally expected. Disruptions in transaction processing due to the ineffectiveness of our third-party providers could result in inefficiencies within other business processes.

Adverse weather conditions could limit the demand for our products.

Our sales are significantly influenced by weather conditions in the markets in which we operate. In particular, cold or wet weather during the summer months may have a negative impact on the demand for our products and contribute to lower sales, which could have an adverse effect on our financial results.

Global or regional catastrophic events could impact our business and financial results.

Our business can be affected by large-scale terrorist acts, especially those directed against our territories or other major industrialized countries, the outbreak or escalation of armed hostilities, major natural disasters, or widespread outbreaks of infectious disease. Such events in the geographic regions in which we do business could have a material impact on our sales volume, cost of sales, earnings, and financial condition.

Unexpected resolutions of contingencies could impact our financial results.

Changes from expectations for the resolution of contingencies, including outstanding legal claims and assessments, could have a material impact on our financial results. Additionally, our failure to abide by laws, orders, or other legal commitments could subject us to fines, penalties, or other damages.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

As part of our commitment to Corporate Responsibility and Sustainability (CRS), we have calculated the carbon footprint of our operations in each country where we do business, developed a GHG emissions inventory management plan, and set a public goal to reduce our carbon footprint by 15 percent by the year 2020, as compared to a 2007 baseline. Commitment 2020 and potential forthcoming regulatory requirements necessitate our investment in technologies that improve the energy efficiency of our facilities and reduce the carbon emissions of our vehicle fleet. In general, the cost of these types of investments is greater than investments in less energy efficient technologies, and the period of return is often longer. Although we believe these investments will provide long-term benefits, there is a risk that we may not achieve our desired returns. Additionally, there is reputational risk should we not achieve our stated goals.

Our historical financial information may not be representative of our results as a separate company and, therefore, may not be reliable as an indicator of future results.

Our combined financial statements have been prepared on a “carve-out” basis from Legacy CCE’s consolidated financial statements using the historical results of operations, assets, and liabilities of the businesses that comprise CCE. Accordingly, the historical financial information for CCE included in this Form 10-Q does not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been a separate, stand-alone entity during the periods presented.

Our historical costs and expenses include allocations from Legacy CCE for certain Corporate expenses related to services provided to us by Legacy CCE. These expenses include the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. These allocations have been determined on methods that we considered to be reasonable reflections of the utilization of services provided to or the benefit received by CCE, as applicable. Nevertheless, the historical financial information is not necessarily indicative of what our results of operations, financial position, and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect many significant changes that will occur in our cost structure, funding, and operations as

COCA-COLA ENTERPRISES, INC.

a result of our separation from Legacy CCE, including costs associated with reduced economies of scale and costs associated with being a publicly traded, stand-alone company.

Our stock price may be volatile and could drop precipitously and unexpectedly.

The prices of publicly traded stocks often fluctuate. The price of our common stock may rise or fall dramatically, without any change in our business performance.

An investment in our stock could be affected by a wide variety of factors that relate to our businesses and industry, many of which are outside of our control. For example, the price of our stock could be affected by:

•

risks and uncertainties relating to our business (including our ability to achieve strategic goals, objectives, and targets over applicable periods), industry performance and the regulatory environment;

•	business uncertainty and contractual restrictions following our separation from Legacy CCE;

•	risks and uncertainties relating to our business relationship with TCCC;

•	the effects of a recession in the territories in which we operate and a general downturn in the economy, including illiquidity in the debt/capital markets;

•	increased volatility in foreign exchange rates affecting our businesses or results of operations;

•	customer losses, increases in operating costs and business disruption, including disruption of supply or shortages of raw materials and other supplies;

•	adverse effects on relationships with employees;

•	adverse effects of governmental, legal or regulatory policies that may be enacted;

•	our inability to successfully create the administrative systems or information technology infrastructures necessary to operate as a stand-alone public company;

•	social and political conditions such as war, political unrest and terrorism, pandemics or natural disasters, unfavorable economic conditions, or increased volatility in foreign exchange rates;

•	the impact that the Merger has on current business plans and operations and customer, supplier, or employee relationships and retention; and

•	the impact of the Merger on our capital resources, cash requirements, profitability, management resources, and liquidity.

In addition, if our revenues or financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our focus on European business may limit investor interest in our common stock.

Some shareowners, including index funds, who have received our common stock in the Merger may decide that they do not want to maintain an investment in CCE. If these shareowners decide to sell all or some of their shares, or the market perceives that those sales could occur, the trading value of our shares may decline. Because our company is smaller than Legacy CCE and is focused geographically on Western Europe, our stock may not be followed as closely by market analysts in the U.S. or the investment community in the U.S. as in the past. If there is only a limited following by market analysts in the U.S. or the investment community in the U.S., the amount of market activity in our common stock may be reduced, making it more difficult to sell our shares.

The level of our indebtedness could adversely affect us.

Our indebtedness as of October 1, 2010, was approximately $2.4 billion. The level of indebtedness could reduce funds available for our capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

Increases in the cost of employee benefits, including pension retirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our employee medical benefits and pension retirement benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans. Estimates of the amount and timing of our future funding obligations for defined benefit pension plans are based upon various assumptions, including discount rates and

COCA-COLA ENTERPRISES, INC.

long-term asset returns. In addition, the amount and timing of pension funding can be influenced by funding requirements, negotiations with the Pension Trustee Boards, or action of other governing bodies.

Provisions in our product licensing and bottling agreements with TCCC and in our organizational documents could delay or prevent a change in control of CCE, which could adversely affect the price of our common stock.

Provisions in our product licensing and bottling agreements with TCCC which require us to obtain TCCC’s consent to transfer the business to another person could delay or prevent an unsolicited change in control of CCE. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of our Board of Directors (CCE Board).

In addition, the provisions in our certificate of incorporation and bylaws could delay or prevent an unsolicited change in control of CCE. These provisions include:

•

the availability of authorized shares of preferred stock for issuance from time to time and the determination of rights, powers, and preferences of the preferred stock at the discretion of the CCE Board without the approval of our shareowners;

•	the requirement of a meeting of shareowners to approve all action to be taken by the shareowners;

•	requirements for advance notice for raising business or making nominations at shareowners meetings; and

•	limitations on the minimum and maximum number of directors that constitute the CCE Board.

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

We may be subject to liabilities or indemnification obligations under the Agreement and related agreements that are greater than anticipated.

Under the Agreement, we have assumed certain European business liabilities and have agreed to indemnify TCCC for certain liabilities, including but not limited to, those resulting from the breach of certain representations, warranties, or covenants of CCE set forth in the Agreement. In accordance with the Agreement, if losses relating to breaches of such representations and warranties exceed $200 million, then we must pay up to $250 million, in excess of the first $200 million (other than breaches of certain fundamental representations and warranties, in respect of which we are liable for all losses, and losses relating to tax matters, which are governed by the Tax Sharing Agreement dated as of February 25, 2010 by and among us, Legacy CCE, and TCCC (herein referred to as the Tax Sharing Agreement)). In addition, under the Tax Sharing Agreement, we have agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, as well as any taxes and losses by reason of or arising from certain breaches by us of representations, covenants or obligations under the Agreement or the Tax Sharing Agreement and, in certain situations, we will pay to TCCC (i) an amount equal to a portion of the transfer taxes incurred in connection with the separation from Legacy CCE, (ii) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by us in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice, and (iii) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the separation from Legacy CCE and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes.

The liabilities assumed by us, other liabilities relating to the Merger and separation from Legacy CCE that we may have, and our indemnification obligations may be greater than anticipated and may be greater than the amount of cash available to us, together with amounts received from TCCC pursuant to the Agreement. If such liabilities or indemnification obligations are larger than anticipated, or if such amounts received from TCCC are not sufficient, our financial condition could be materially and adversely affected.

We may fail to realize the anticipated benefits of the separation from Legacy CCE, which could adversely affect the value of our common stock or other securities.

Our success following our separation from Legacy CCE will ultimately depend, in part, on our ability to successfully realize the anticipated benefits from our focus on European operations and our ability to create the infrastructure and systems necessary to support our position as an independent public company. While we believe, as of the date of this Form 10-Q, that our objectives are achievable, it is possible that we will be unable to achieve these objectives within the anticipated time frame, or at all. If we are unable to achieve our objectives or create the necessary systems or infrastructure, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected, and the value of our common stock or other securities may be adversely affected.

COCA-COLA ENTERPRISES, INC.

Specifically, issues that must be addressed as a result of us becoming an independent public company and integrating our operations and the Norway and Sweden bottlers include, among other things:

•	creating the necessary administrative support activities and information technology systems;

•	integrating our manufacturing, distribution, sales and administrative support activities and information technology systems and the Norway and Sweden bottlers;

•

creating standards, controls and procedures necessary to operate as an independent public company and conforming standards, controls, procedures and policies, business cultures and compensation structures among our existing European operations and the Norway and Sweden bottlers;

•	consolidating sales and marketing operations of our existing European operations and the Norway and Sweden bottlers;

•	retaining existing customers and attracting new customers;

•	identifying and eliminating redundant and underperforming operations and assets; and

•	managing tax costs or inefficiencies associated with integrating our operations and the Norway and Sweden bottlers.

Delays encountered in the process of developing new systems and practices and integrating our businesses and the Norway and Sweden bottlers could have a material adverse effect on our revenues, expenses, operating results and financial condition.

If the Merger or certain structuring steps Legacy CCE took prior to the Merger are determined to be taxable, CCE and Legacy CCE shareowners could be subject to a material amount of taxes and we may have indemnification obligations to TCCC.

The exchange of the consideration in the Merger for our stock is generally intended to qualify under Section 355 of the Code as a tax-free transaction to us and, except to the extent of the cash received, to participating holders of our stock. In addition, the distribution of the stock of Enterprises KOC Acquisition Company (referred to herein as Canadian Holdco) to Bottling Holdings (International) Inc. (referred to herein as the Internal Spin-Off) is intended to qualify under Section 355 as a tax-free transaction. There can be no absolute assurance, however, that these transactions will qualify for tax-free treatment. If either transaction does not qualify for tax-free treatment, our resulting tax liability may be substantial.

The Merger was conditioned on the continued validity of the private letter ruling received by Legacy CCE from the IRS, and Legacy CCE and TCCC each received opinions from their counsel, regarding, among other things, the satisfaction of certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule. The ruling and the opinions of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Legacy CCE and TCCC, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The ruling does not address certain material legal issues that could affect the conclusions of the ruling, and the IRS may raise such issues upon a subsequent examination. Opinions of counsel are not binding upon the IRS or the courts, the conclusions in the opinions of counsel could be challenged by the IRS and a court could sustain such a challenge. In such event, the transactions may not qualify for tax-free treatment.

If the Merger does not qualify for tax-free treatment under Section 355 of the Code, Legacy CCE would recognize taxable gain in an amount equal to the excess of the fair market value of our stock held by us immediately before the Merger over Legacy CCE’s tax basis in the stock. If the Internal Spin-Off does not qualify for tax-free treatment under Section 355 of the Code, Legacy CCE would have taxable income in an amount up to the fair market value of the stock of Canadian Holdco.

In addition, the exchange by the holders of Legacy CCE stock in the Merger would be a taxable exchange, and each holder of our stock that participates in the Merger would recognize capital gain or loss equal to the difference between (i) the sum of the fair market value of the shares of our stock and cash received and (ii) the holder’s tax basis in Legacy CCE stock surrendered in the exchange.

Under the Tax Sharing Agreement, we would be generally required to indemnify TCCC and its affiliates for any taxes and losses resulting from the failure of the transactions to qualify for tax-free treatment described under Section 355 of the Code, except for (i) any taxes and losses due to the inaccuracy of certain representations or failure to comply with certain covenants by TCCC (applicable to actions or failures to act by Legacy CCE and its subsidiaries following the completion of the Merger), and (ii) 50 percent of certain taxes and losses not due to the failure to comply with any obligation by any party to the Tax Sharing Agreement. We would not be required to indemnify any individual shareowner for any taxes that may be incurred by a shareowner in connection with the Merger.

COCA-COLA ENTERPRISES, INC.

The Merger and the Internal Spin-Off may be taxable to Legacy CCE if there is an acquisition of 50 percent or more of the outstanding common stock of us or Legacy CCE and may result in indemnification obligations from us to TCCC.

Even if the Merger and the Internal Spin-Off otherwise qualify for tax-free treatment under Section 355 of the Code, they would result in a significant U.S. federal income tax liability to Legacy CCE (but not holders of Legacy CCE stock) under Section 355(e) of the Code if one or more persons acquire a 50 percent or greater interest (measured by vote or value) in the stock of us or Legacy CCE as part of a plan or series of related transactions that includes the Merger. Current tax law generally creates a presumption that any acquisition of the stock of us or Legacy CCE within two years before or after the Merger is part of a plan that includes the Merger, although the parties may be able to rebut that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Notwithstanding the opinions of counsel or the rulings that have been obtained in connection with the private letter ruling, Legacy CCE, CCE, TCCC or their shareowners might cause or permit a prohibited change in the ownership of us or Legacy CCE to occur, resulting in tax liability to Legacy CCE, which could have a material adverse effect on us and, as a result, the value of our shares.

If the Merger is determined to be taxable under Section 355(e) of the Code, Legacy CCE would recognize gain equal to the excess of the fair market value of our stock held by it immediately before the Merger over Legacy CCE’s tax basis therein. If these circumstances occurred, we could be required under the Tax Sharing Agreement to indemnify TCCC and its affiliates for resulting taxes.

The tax-free distribution by Legacy CCE could result in potentially significant limitations on our ability to pursue strategic transactions, equity or available debt financing, or other transactions that might otherwise maximize the value of its business and could potentially result in significant tax-related liabilities to us.

In the Tax Sharing Agreement, we have agreed (i) to effect the Merger and separation from Legacy CCE in a manner consistent with the private letter ruling, tax opinions, and related representations and covenants, (ii) to comply with the representations made in connection with the private letter ruling and tax opinions, and (iii) not to take any action, or fail to take any action, which action or failure would be inconsistent with the private letter ruling, opinions, or related representations and covenants. In addition, except in the circumstances set forth in the next sentence, we have agreed that, for a period of two years after the Merger we will not take certain actions, including:

•	the redemption, recapitalization, repurchase or acquisition by CCE of our stock (but not including planned open market purchases aggregating less than 20 percent of our outstanding stock);

•	the issuance by us of stock, warrants or convertible debt that would, combined with other changes in ownership, result in a 40 percent or greater change in our ownership;

•	the liquidation of CCE;

•	a merger or consolidation involving us that would, combined with other changes of ownership, result in a 40 percent or greater change in our ownership; or

•	the disposition of assets except in the ordinary course of business.

However, an action generally will not be restricted if (1) TCCC consents to the action, (2) we obtain a ruling from the IRS to the effect that the action will not affect the private letter ruling, or (3) we obtain an unqualified opinion of counsel to the effect that the action will not affect the private letter ruling or opinions of counsel.

We will generally be required to indemnify TCCC, Legacy CCE, and their affiliates for any losses resulting from a failure to comply with our obligation under the Tax Sharing Agreement. As a result, we may be limited in our ability to pursue strategic transactions, equity or available debt financing, or other transactions that might otherwise maximize the value of our business. Also, our potential indemnity obligation under the Tax Sharing Agreement may discourage, delay or prevent a change of control transaction for some period of time following the Merger.

COCA-COLA ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

We are making forward-looking statements in this Form 10-Q. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief in this Form 10-Q and the underlying management assumptions. These forward-looking statements can be identified by words such as “may,” “could,” “believes,” “expects,” “anticipates,” “intends” and similar expressions. Forward-looking statements appear in the discussions, future financial and operating results that may be realized and any plans, objectives, expectations and intentions and other statements contained in this Form 10-Q that are not historical facts. These statements are based upon the current reasonable expectations and assessments of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

These views involve risks and uncertainties that are difficult to predict and, accordingly, actual results may differ materially from the results discussed in such forward-looking statements. You should consider the various factors in the “Risk Factors” section in this Form 10-Q.

In addition to factors that have been previously disclosed in our reports filed with the SEC and those that are discussed elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the impact of the Merger and the separation from Legacy CCE on our capital resources, cash requirements, profitability, management resources and liquidity;

•

risks and uncertainties relating to our business (including our ability to achieve strategic goals, objectives and targets over applicable periods), industry performance and the regulatory environment;

•	the effects of a recession in the territories in which we operate and a general downturn in the economy, including the illiquidity in the debt/capital markets;

•	delay to realize, or failure to realize, the expected benefits of the Merger and the separation from Legacy CCE;

•	risks of customer losses, increases in operating costs and business disruption, including disruption of supply or shortages of raw materials and other supplies;

•	risks of adverse effects on relationships with employees;

•	risk of enactment of adverse governmental, legal or regulatory policies;

•	risks that we may not successfully transition to administrative systems or information technology infrastructures;

•	risks that we may experience damage to our reputation; and

•

risks that social and political conditions such as war, political unrest and terrorism, pandemics or natural disasters, unfavorable economic conditions or increased volatility in foreign exchange rates could have unpredictable negative effects on our businesses or results of operations.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that the list of factors above may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

COCA-COLA ENTERPRISES, INC.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date: October 28, 2010	/S/ WILLIAM W. DOUGLAS III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: October 28, 2010	/S/ SUZANNE D. PATTERSON
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer