Form 10-K
period 2010-12-31
COCA-COLA ENTERPRISES, INC.
filed 2011-02-14
CIK 1491675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 001-34874

(Exact name of registrant as specified in its charter)

Delaware	27-2197395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 Windy Ridge Parkway, Atlanta, Georgia 30339

(Address of principal executive offices, including zip code)

(678) 260-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Nonaccelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

No voting or non-voting common equity of the registrant was held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, July 2, 2010, as the registrant was a wholly owned subsidiary of Coca-Cola Enterprises Inc. (“Legacy CCE”) until October 2, 2010. Coca-Cola Enterprises, Inc. (“CCE”) changed its name from International CCE Inc. following the closing of the merger and separation transaction (the “Transaction”) on October 2, 2010. Pursuant to the Transaction, CCE was split off from Legacy CCE and is now an independent, publicly traded company whose stock began trading on October 4, 2010. Following the Transaction, CCE is reporting as a large accelerated filer.

The number of shares outstanding of the registrant’s common stock as of January 28, 2011 was 330,168,748.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2011 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

References in this report to “CCE,” “we,” “our,” or “us” refer to Coca-Cola Enterprises, Inc. and its subsidiaries unless the context requires otherwise.

Introduction

Organization

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a Merger with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity which was renamed Coca-Cola Enterprises, Inc. at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of the Notes to Consolidated Financial Statements.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a working capital adjustment of $55 million (of which $6 million, representing the final working capital settlement, is owed to TCCC as of December 31, 2010 and has been recorded in Amounts payable to TCCC on our Consolidated Balance Sheets). For additional information about the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements.

Coca-Cola Enterprises, Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•	Serves a market of approximately 165 million consumers throughout Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden.

We were incorporated in Delaware in 2010 by Legacy CCE, and, following the Merger, we own the European bottling operations of Legacy CCE, as well as the bottling operations in Norway and Sweden, and are an independent publicly traded company.

We are TCCC’s strategic bottling partner in Western Europe and its third-largest independent bottler globally, by volume. Reflecting our position as TCCC’s strategic bottling partner in Western Europe, we and TCCC have entered into 10-year bottling agreements which extend through October 2, 2020, with each containing the right for us to request a 10-year renewal. We and TCCC have also entered into a five-year incidence-based concentrate pricing agreement that extends through December 31, 2015. Including the contributions of Norway and Sweden during the fourth quarter of 2010, we generated approximately $6.7 billion in revenues and $810 million of operating income in 2010.

Including the contributions of Norway and Sweden in the fourth quarter of 2010, we sold approximately 11 billion bottles and cans (or 560 million physical cases) throughout our territories during 2010. Products licensed to us through TCCC and its affiliates represented greater than 90 percent of our volume during 2010.

We have bottling rights within our territories for various beverages, including products with the name “Coca-Cola.” For substantially all products, the bottling rights have stated expiration dates. For all bottling rights granted by TCCC with stated expiration dates, we believe our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals of these licenses ensure that they will be renewed upon expiration. For additional information about the terms of these licenses, refer to the section of this report entitled “Product Licensing and Bottling Agreements.”

Relationship with The Coca-Cola Company

We conduct our business primarily under agreements with TCCC. These agreements generally give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish its sales prices, terms of payment, and other terms and conditions for our purchase of concentrates and syrups from TCCC. However, concentrate prices are subject to the terms of the incidence-based concentrate pricing agreement between TCCC and us through December 31, 2015.

Other significant transactions and agreements with TCCC include arrangements for cooperative marketing; advertising expenditures; purchases of sweeteners, juices, mineral waters, and finished products; strategic marketing initiatives; cold drink equipment placement; and, from time-to-time, acquisitions of bottling territories.

Territories

Our bottling territories consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. The aggregate population of these territories was approximately 165 million at December 31, 2010. Including the contributions of Norway and Sweden during the fourth quarter of 2010, we generated approximately $6.7 billion in revenues and $810 million of operating income in 2010.

Products and Packaging

We derive our net operating revenues from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio consists of some of the most recognized brands in the world, including one of the world’s most valuable sparkling beverage brands, Coca-Cola. We manufacture approximately 95 percent of finished product we sell from syrups and concentrates that we buy. The remainder of the products we sell are purchased in finished form. Although in some of our territories we deliver our product directly to retailers, our product is principally distributed to our customers’ central warehouses and through wholesalers who deliver to retailers.

During 2010, our top five brands by volume were as follows:

•	Coca-Cola
•	Diet Coke/Coca-Cola light
•	Fanta
•	Coca-Cola Zero
•	Capri Sun

During 2010 and 2009, certain major brand categories exceeded 10 percent of our total net operating revenues. The following table summarizes the percentage of total net operating revenues contributed by these major brand categories (rounded to the nearest 0.5 percent):

	2010	2009
Consolidated:
Coca-Cola trademark(A)	64.0%	63.0%
Sparkling flavors and energy	16.0%	15.5%

(A)	Coca-Cola trademark beverages (the Coca-Cola Trademark Beverages) are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name.

For additional information about our various products and packages, refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Seasonality

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year.

Large Customers

No single customer accounted for 10 percent or more of our total net operating revenues in 2010, 2009, or 2008.

Raw Materials and Other Supplies

We purchase syrups and concentrates from TCCC and other licensors to manufacture products. In addition, we purchase sweeteners, juices, mineral waters, finished product, carbon dioxide, fuel, PET (plastic) preforms, glass, aluminum and plastic bottles, aluminum and steel cans, pouches, closures, post-mix (fountain syrup) packaging, and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, and mineral waters, from multiple suppliers. The product licensing and bottling agreements with TCCC and agreements with some of our other licensors provide that all authorized containers, closures, cases, cartons and other packages, and labels for their products must be purchased from manufacturers approved by the respective licensor.

The principal sweetener we use is sugar derived from sugar beets. Our sugar purchases are made from multiple suppliers. We do not separately purchase low-calorie sweeteners because sweeteners for low-calorie beverage products are contained in the syrups or concentrates that we purchase.

We produce most of our plastic bottle requirements using preforms purchased from multiple suppliers. We believe that the self-manufacture of certain packages serves to ensure supply and to reduce or manage our costs.

We do not use any materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies are, at times, adversely affected by strikes, weather conditions, speculation, abnormally high demand, governmental controls, national emergencies, price or supply fluctuations of their raw material components, and currency fluctuations.

Advertising and Marketing

We rely extensively on advertising and sales promotions in marketing our products. TCCC and other licensors that supply concentrates, syrups, and finished products to us make advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from regional, local, and global advertising programs conducted by TCCC and other licensors. Certain of the advertising expenditures by TCCC and other licensors are made pursuant to annual arrangements.

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are determined annually and are periodically reassessed as the programs progress. Marketing support funding programs entered into with TCCC provide financial support, principally based on our product sales or upon the completion of stated requirements, to offset a portion of our costs of the joint marketing programs. Except in certain limited circumstances, TCCC has no specified contractual obligation to participate in expenditures for advertising, marketing, and other support. The amounts paid by TCCC and the terms of similar programs TCCC may have with other licensees could differ from our arrangements.

Global Marketing Fund

Legacy CCE and TCCC had a Global Marketing Fund, under which TCCC was obligated to pay Legacy CCE $61.5 million annually through December 31, 2014, as support for marketing activities. Annually, $45 million of this amount was allocated to Legacy CCE’s European businesses. Following the Merger and as part of the five-year agreement with TCCC for an incidence-based concentrate pricing model, we will continue to receive $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of those plans, when such failure is within our reasonable control.

Product Licensing and Bottling Agreements

Product Licensing and Bottling Agreements with TCCC

Our bottlers in Belgium, continental France, Great Britain, Monaco, the Netherlands, Norway, and Sweden, as well as our distributor in Luxembourg (our Bottlers), operate in their respective territories under licensing, bottler, and distributor agreements with TCCC and The Coca-Cola Export Corporation, a

Delaware subsidiary of TCCC (the product licensing and bottling agreements). We believe that these product licensing and bottling agreements are substantially similar to other agreements between TCCC and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages. Allied Beverages are beverages of TCCC or its subsidiaries that are sparking beverages, but not Coca-Cola Trademark Beverages or energy drinks.

Exclusivity. Subject to the Supplemental Agreement, described below, and with certain minor exceptions, our Bottlers have the exclusive rights granted by TCCC in their territories to sell the beverages covered by their respective product licensing and bottling agreements in containers authorized for use by TCCC (including pre- and post-mix containers). The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, still beverages, glacéau, and limited other beverages specific to the European market. TCCC has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any manner or form within our territories.

Our Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of TCCC, except for sales arising out of an unsolicited order from a customer in another member state of the European Economic Area (EEA) or for export to another such member state. The product licensing and bottling agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories and, in such instances, our Bottlers agree to collaborate with TCCC to improve sales and distribution to such customers.

Pricing. The product licensing and bottling agreements provide that sales by TCCC of concentrate, beverage base, juices, mineral waters, finished goods, and other goods to our Bottlers are at prices which are set from time to time by TCCC at its sole discretion. The parties have entered into a five-year incidence-based concentrate pricing agreement that continues the pricing arrangement existing prior to the Merger in which concentrate price increases generally track our net revenue per case increases from the previous year.

Term and Termination. The product licensing and bottling agreements have 10-year terms, extending through October 2, 2020, with each containing the right for us to request a 10-year renewal. While the agreements contain no automatic right of renewal beyond October 2, 2020, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term.

TCCC has the right to terminate the product licensing and bottling agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of our Bottlers. The product licensing and bottling agreements may be terminated by either party upon the occurrence of a default that is not remedied within 60 days of the receipt of a written notice of default, or in the event that U.S. currency exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if any of our Bottlers refuse to pay a concentrate base price increase.

Supplemental Agreement with TCCC

In addition to the product licensing and bottling agreements described previously, our Bottlers (excluding the Luxembourg distributor), TCCC, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the Supplemental Agreement) with regard to our Bottlers’ rights. The Supplemental Agreement permits our Bottlers to prepare, package, distribute, and sell the beverages covered by any of our Bottlers’ product licensing and bottling agreements in any other territory of our Bottlers, provided that we and TCCC have reached agreement upon a business plan for such beverages. The Supplemental Agreement may be terminated, either in whole or in part by territory, by TCCC at any time with 90-days’ prior written notice.

Product Licensing and Bottling Agreements with Other Licensors

The product licensing and bottling agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time at their sole discretion. Some of these agreements have limited terms of appointment and some prohibit us from dealing in competing products with similar flavors. These agreements contain restrictions generally similar in effect to those in the product licensing and bottling as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination.

In Great Britain, we distribute certain beverages that were formerly in the Cadbury Schweppes portfolio, including Schweppes, Dr Pepper, Oasis, and Schweppes Abbey Well (collectively the Schweppes Products) pursuant to agreements with an affiliate of TCCC (the Schweppes Agreements). These agreements are in respect to the marketing, sale, and distribution of Schweppes Products within our territory. These agreements run through 2020 and will be automatically renewed for one 10-year term unless terminated by either party.

In November 2008, the Abbey Well water brand was acquired by an affiliate of TCCC. Our use of the Schweppes name with the brand is pursuant to, and on the terms of, the Schweppes Agreements. Abbey Well is a registered trademark of Waters & Robson Ltd, and we have been granted the right to use the Abbey Well name until February 2022, but only in connection with the sale of Schweppes Abbey Well products.

We distribute Capri Sun beverages in France and Great Britain through distribution agreements with subsidiaries or related entities of WILD GmbH & Co. KG (WILD). We also produce Capri Sun beverages in Great Britain through a license agreement with WILD. The terms of the distribution and license agreements are for five years and expire in 2014, but are renewable for an additional five-year term (subject to our meeting certain pre-conditions). Beginning in 2010, we commenced distribution of Capri Sun beverages in Belgium, the Netherlands, and Luxembourg on terms materially similar to the distribution agreements for France and Great Britain. These agreements cannot be terminated prior to July 2016. However, thereafter, the agreements can be terminated by either party under certain circumstances.

In early 2009, we began distributing Monster beverages in all of our Legacy CCE European territories and, in early 2011, in Sweden, under distribution agreements between us and Hansen Beverage Company. These agreements, for the territories other than Belgium, have terms of 20 years, comprised of four five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. The agreement for Belgium has a term of 10 years, comprised of two five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases.

We commenced distribution of Schweppes, Dr Pepper, and Oasis products in the Netherlands in early 2010 pursuant to agreements with Schweppes International Limited. The agreements to distribute these products will expire on December 31, 2014, but can be renewed for an additional five-year term, subject to mutual agreement by both parties. These agreements impose obligations upon us with respect to achieving certain agreed-upon volume targets for each of the above mentioned products in the Netherlands and grant certain rights and remedies to Schweppes International Limited, including monetary remedies, if these targets are not met.

In 2009, we entered into agreements with Ocean Spray International, Inc. for the distribution of Ocean Spray products in France and Great Britain commencing in January and February 2010, respectively. These agreements have an initial term of five years and will be automatically renewed for an additional five years, unless terminated by either party no later than March 31, 2014.

Competition

The market for nonalcoholic beverages is highly competitive. We face competitors that differ within individual categories in our territories. Moreover, competition exists not only within the nonalcoholic beverage market but also between the nonalcoholic and alcoholic markets.

The most important competitive factors impacting our business include advertising and marketing, product offerings that meet consumer preferences and trends, new product and package innovations, pricing, and cost inputs. Other competitive factors include supply chain, distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vendors and coolers, is also a competitive factor. We believe that our most favorable competitive factor is the consumer and customer goodwill associated with our brand portfolio. We face strong competition by companies that produce and sell competing products to a retail sector that is consolidating and in which buyers are able to choose freely between our products and those of our competitors.

Our competitors include the local bottlers and distributors of competing products and manufacturers of private-label products. For example, we compete with bottlers and distributors of products of PepsiCo, Inc., Nestlé S.A., Groupe Danone S.A., and of private-label products, including those of certain of our customers. In certain of our territories, we sell products against which we compete in other territories. However, in all of our territories, our primary business is marketing, producing, and distributing products of TCCC.

Employees

At December 31, 2010, we employed approximately 13,500 full-time employees, of which approximately 150 were located in the United States.

A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2012. We believe that we will be able to renegotiate subsequent agreements with satisfactory terms.

Governmental Regulation

The production, distribution, and sale of many of our products is subject to various laws and regulations of the countries in which we operate that regulate the production, packaging, sale, safety, advertising, labeling, and ingredients of our products, and our operations in many other respects.

Packaging

The European Commission has issued a packaging and packing waste directive that has been incorporated into the national legislation of the European Union (EU) member states in which we do business. The weight of packages collected and sent for recycling (inside or outside the EU) in the countries in which we operate must meet certain minimum targets depending on the type of packaging. The legislation sets targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. In the Netherlands, we include 25 percent recycled content in our recyclable plastic bottles in accordance with an agreement we have with the government. In compliance with national regulation within the soft drinks industry, we charge our Netherlands customers a deposit on all containers greater than 1/2 liter, which is refunded to them when the containers are returned to us. A container deposit scheme also exists in Sweden and Norway (which is not an EU member state) under which a deposit fee is included in the consumer price which is then paid back to the consumer if and when the container is returned. The Norwegian government further imposes two types of packaging taxes: (1) a base tax and (2) an environmental tax calculated against the amount returned. The Norwegian base tax applies only to one-way packages such as cans and non-returnable PET that may not be used again in their original form.

We have taken actions to mitigate the adverse financial effects resulting from legislation concerning deposits and restrictive packaging, which impose additional costs on us. We are unable to quantify the impact on current and future operations which may result from additional legislation if enacted or enforced in the future, but the impact of any such legislation could be significant.

Beverages in Schools

Throughout our territories, different policy measures exist related to the presence of our products in the educational channel, from a total ban of vending machines in the French educational channel, to a limited choice in Great Britain and self-regulation guidelines in our other European territories. Despite our self-regulatory guidelines, we continue to face pressure for regulatory intervention to further restrict the availability of sugared and sweetened beverages in and beyond the educational channel. During 2010, sales in primary and secondary schools represented less than 1.0 percent of our total sales volume.

Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment.

Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe that our current practices and procedures for the control and disposition of such wastes comply with applicable law.

We are subject to the provisions of the EU Directive on Waste Electrical and Electronic Equipment (WEEE). Under the WEEE Directive, companies that put electrical and electronic equipment (such as our cold-drink equipment) on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

Trade Regulation

As the exclusive manufacturer and distributor of bottled and canned beverage products of TCCC and other manufacturers within specified geographic territories, we are subject to antitrust laws of general applicability.

EU rules adopted by the European countries in which we do business preclude restriction of the free movement of goods among the member states. As a result, the product licensing and bottling agreements grant us exclusive bottling territories subject to the exception that other EEA bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our European territories (as we can in their territories). For additional information about our bottling agreements, refer to the section “Product Licensing and Bottling Agreements” in this report.

Excise and Other Taxes

There are specific taxes on certain beverage products in some territories in which we do business. Excise taxes on the sale of sparkling and still beverages are in place in Belgium, France, the Netherlands, and Norway. Proposals have been introduced in certain countries that would impose special taxes on certain beverages we sell. At this point, we are unable to predict whether such additional legislation will be adopted.

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

Financial Information on Industry Segments and Geographic Areas

For financial information about our industry segment and operations in geographic areas, refer to Note 14 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” in this report.

For More Information About Us

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (SEC). These reports are required by the Securities Exchange Act of 1934 and include:

•	Annual reports on Form 10-K (such as this report);

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K;

•	Proxy statements on Schedule 14A; and

•	Registration statement on Form S-4.

Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

We make our SEC filings (including any amendments) available on our own internet site as soon as reasonably practicable after we have filed them with or furnished them to the SEC. Our internet address is http://www.cokecce.com. All of these filings are available on our website free of charge.

The information on our website is not incorporated by reference into this annual report on Form 10-K unless specifically so incorporated by reference herein.

Our website contains, under “Corporate Governance,” information about our corporate governance policies, such as:

•	Code of Business Conduct;

•	Board of Directors Guidelines on Significant Corporate Governance Issues;

•	Board Committee Charters;

•	Certificate of Incorporation; and

•	Bylaws.

Any of these items are available in print to any shareowner who requests them. Requests should be sent to the corporate secretary at Coca-Cola Enterprises, Inc., 2500 Windy Ridge Parkway, Atlanta, Georgia 30339.

ITEM 1A.	RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make.

Forward-looking statements involve matters that are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” or similar expressions. These statements are based upon the current reasonable expectations and assessments of our management and are inherently subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial measures;

•	Descriptions of anticipated plans, goals, or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.

For example, our forward-looking statements include our expectations regarding:

•	Diluted earnings per common share;

•	Operating income growth;

•	Net operating revenue growth;

•	Volume growth;

•	Net price per case growth;

•	Cost of goods per case growth;

•	Concentrate cost increases from TCCC;

•	Return on invested capital (ROIC);

•	Capital expenditures;

•	Future repatriation of non-U.S. earnings; and

•	Developments in accounting standards.

In addition to factors that have been previously disclosed in our reports filed with the SEC and those that are discussed elsewhere in this Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the impact of the Merger and the separation from Legacy CCE on our capital resources, cash requirements, profitability, management resources, and liquidity;

•

risks and uncertainties relating to our business (including our ability to achieve strategic goals, objectives, and targets over applicable periods), industry performance, and the regulatory environment;

•	the effects of adverse financial conditions in the territories in which we operate and a general downturn in the economy;

•	delay to realize, or failure to realize, the expected benefits of the Merger and the separation from Legacy CCE;

•	risks of customer losses, increases in operating costs, and business disruption, including disruption of supply or shortages of raw materials and other supplies;

•	risk of adverse effects on relationships with employees;

•	risk of enactment of adverse governmental, legal, or regulatory policies;

•	risk that we may not successfully transition to new administrative systems or information technology infrastructures;

•	risk that we may experience damage to our reputation; and

•

risks that social and political conditions such as war, political unrest and terrorism, pandemics or natural disasters, unfavorable economic conditions, or increased volatility in foreign exchange rates could have unpredictable negative effects on our businesses or results of operations.

Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date of filing this report, and, except as required by law, might not be updated to reflect changes as they occur after the forward-looking statements are made. We urge you to review our periodic filings with the SEC for any updates to our forward-looking statements.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that the list of factors above may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Risks and Uncertainties

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

•

The terms of our contracts with TCCC contain no express limits on the prices TCCC may charge us for concentrate; however, we have entered into a five-year incidence-based concentrate pricing agreement with TCCC pursuant to which concentrate price increases generally track our net revenue per case increases from the previous year.

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

TCCC does not have any equity ownership interest in us. This could result in a negative financial market perception of our relationship with TCCC and could negatively affect our business dealings with TCCC.

We are dependent on TCCC for certain transition services under the Transition Services Agreement relating to certain financial and human resources services. For most services, the Transition Services Agreement will continue until October 2, 2011, provided that we may extend services for a period of up to six additional months thereafter. If TCCC does not satisfactorily provide such services or if we do not succeed in securing replacement services, it may materially adversely affect our ability to succeed.

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

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown in the territories in which we do business, may reduce the demand for certain products and otherwise adversely affect our sales. For example, economic forces may cause consumers to purchase more private-label brands, which are generally sold at prices lower than our products, or to defer or forego purchases of beverage products altogether. Additionally, consumers that do purchase our products may choose to shift away from purchasing higher-margin products and packages sold through immediate consumption and other more profitable channels. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect our revenue, price realization, gross margins, and/or our overall financial condition and operating results.

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

If we, TCCC, or other licensors and bottlers of products we distribute are unable to maintain a positive brand image or if product liability claims or product recalls are brought against us, TCCC, or other licensors and bottlers of products we distribute, our business, financial results, and brand image may be negatively affected.

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

Additionally, adverse publicity surrounding obesity concerns, water usage, customer disputes, labor relations, product ingredients, and the like could negatively affect our overall reputation and our products’ acceptance by consumers, even when the publicity results from actions occurring outside our territory or control. Similarly, if product quality-related issues arise from products not manufactured by us but imported into our territories, our reputation and consumer goodwill could be damaged.

Changes in our relationships with large customers may adversely impact our financial results.

A significant amount of our volume is sold through large retail chains, including supermarkets and wholesalers. These chains are becoming more consolidated and, at times, may seek to use their purchasing power to improve their profitability through lower prices, increased emphasis on generic and other private-label brands, and increased promotional programs. These factors, as well as others, could have a negative impact on the availability of our products, as well as our profitability. In addition, at times, a customer may choose to temporarily stop selling certain of our products as a result of a dispute we may be having with that customer. A dispute with a large customer that chooses not to sell certain of our products for a prolonged period of time may adversely affect our sales volume and/or financial results.

Our business is vulnerable to products being imported from outside our territories, which adversely affects our sales.

Our territories, particularly Great Britain, are susceptible to the import of products manufactured by bottlers from countries outside our territories where prices and costs are lower. During 2010, we estimate that the gross profit of our business was negatively impacted by approximately $15 million to $25 million due to imported products. In the case of such imports from members of the EEA, we are generally prohibited from taking actions to stop such imports.

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

Certain of our suppliers could restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs, which could expose us to additional earnings volatility with respect to the purchase of these commodities.

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

Actual requirements of our infrastructure investments, including cold drink equipment, technology, and production equipment may differ from projected levels if our volume growth is not as anticipated. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate the expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on these infrastructure investments or necessary investments to integrate the bottling operations in Norway and Sweden could adversely affect our financial results.

Our financial results could be significantly impacted by currency exchange rates and currency devaluations could impair our competitiveness.

We are exposed to significant exchange rate risk since all of our revenues and substantially all of our expenses are derived from operations conducted outside the U.S. in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on currency exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income is reduced because the local currency will translate into fewer U.S. dollars. During periods of local economic crises, non-U.S. currencies may be devalued significantly against the U.S. dollar, thereby reducing our margins. Actions to recover margins may result in lower volume and a weaker competitive position.

Changes in interest rates or our debt rating could harm our financial results and financial position.

We are subject to increases in interest rates and changes in our debt rating that could have a material adverse effect on interest costs and financing sources. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC.

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

Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results. For example, there have been legislative proposals to reform U.S. taxation of non-U.S. earnings which could have a material adverse effect on our financial results by subjecting a significant portion of our earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities.

If we are unable to renew labor bargaining agreements on satisfactory terms, if we experience employee strikes or work stoppages, or if changes are made to employment laws or regulations, our business and financial results could be negatively impacted.

The majority of our employees are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2012. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase our cost or otherwise affect our ability to fully implement operational changes. We currently believe, however, that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

We rely extensively on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities and our inventory management process utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems, some of which have been outsourced to a third party provider, may be vulnerable to a variety of interruptions due to events that may be beyond the control of us or our third party provider including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans in place may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become out-of-date or obsolete. Furthermore, when we implement new systems and/or upgrade existing system modules (e.g. SAP modules), there is a risk that our business may be temporarily disrupted during the period of implementation.

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

In addition, we have outsourced certain financial transaction processing and business information services to third-party providers, including TCCC. In the future, we may outsource other functions to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected. Disruptions in transaction processing due to the ineffectiveness of our third-party providers could result in inefficiencies within other business processes.

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

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. The territories in which we operate have in place a variety of GHG emissions reporting requirements and some have voluntary emissions reduction covenants in which the company participates. Further laws that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

As part of our commitment to Corporate Responsibility and Sustainability (CRS), we have calculated the carbon footprint of our operations in each country where we do business, developed a GHG emissions inventory management plan, and set a public goal to reduce our carbon footprint by 15 percent by the year 2020, as compared to a 2007 baseline. This commitment and the expectations of our stakeholders and regulatory bodies necessitates our investment in technologies that improve the energy efficiency of our facilities, our cooling and vending equipment, and reduce the carbon emissions of our vehicle fleet. In general, the cost of these types of investments is greater than investments in less energy efficient technologies, and the period of return is often longer. Although we believe these investments will provide long-term financial and reputational benefits, there is a risk that we may not achieve our desired returns.

Our historical financial information may not be representative of our results as a separate company and, therefore, may not be reliable as an indicator of future results.

Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. Accordingly, our historical financial information included in this report does not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been operating as an independent company prior to the Merger.

Prior to the Merger, our Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger.

Our stock price may be volatile and could drop precipitously and unexpectedly.

The prices of publicly traded stocks often fluctuate. The price of our common stock may rise or fall dramatically without any change in our business performance.

An investment in our stock could be affected by a wide variety of factors that relate to our businesses and industry, many of which are outside of our control. For example, the price of our stock could be affected by:

•

risks and uncertainties relating to our business (including our ability to achieve strategic goals, objectives, and targets over applicable periods), industry performance, and the regulatory environment;

•	business uncertainty and contractual restrictions following our separation from Legacy CCE;

•	risks and uncertainties relating to our business relationship with TCCC;

•	the effects of adverse financial conditions in the territories in which we operate and a general downturn in the economy;

•	increased volatility in foreign exchange rates affecting our businesses or results of operations;

•	customer losses, increases in operating costs, and business disruption, including disruption of supply or shortages of raw materials and other supplies;

•	adverse effects on relationships with employees;

•	adverse effects of governmental, legal, or regulatory policies that may be enacted;

•	our inability to successfully create the administrative systems or information technology infrastructures necessary to operate as a stand-alone public company; and

•	social and political conditions such as war, political unrest and terrorism, pandemics or natural disasters, unfavorable economic conditions, or increased volatility in foreign exchange rates.

In addition, if our revenues or financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our focus on European business may limit investor interest in our common stock.

Because our company is smaller than Legacy CCE and is focused geographically on Western Europe, our stock may not be followed as closely by market analysts in the U.S. or the investment community in the U.S. as in the past. If there is only a limited following by market analysts in the U.S. or the investment community in the U.S., the amount of market activity in our common stock may be reduced, making it more difficult to sell our shares. Additionally, some shareowners, including index funds, who received our common stock in the Merger may decide that they do not want to maintain an investment in CCE. If these shareowners decide to sell all or some of their shares, or the market perceives that those sales could occur, the trading value of our shares may decline.

Increases in the cost of employee benefits, including pension retirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our employee medical benefits and pension retirement benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans. Estimates of the amount and timing of our future funding obligations for defined benefit pension plans are based upon various assumptions, including discount rates and long-term asset returns. In addition, the amount and timing of pension funding can be influenced by funding requirements, negotiations with the Pension Trustee Boards, or action of other governing bodies.

Provisions in our product licensing and bottling agreements with TCCC and in our organizational documents could delay or prevent a change in control of CCE, which could adversely affect the price of our common stock.

Provisions in our product licensing and bottling agreements with TCCC which require us to obtain TCCC’s consent to transfer the business to another person could delay or prevent an unsolicited change in control of CCE. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of our Board of Directors.

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

We may be subject to liabilities or indemnification obligations under the Agreement with TCCC and related agreements that are greater than anticipated.

Under the Agreement, we have assumed certain European business liabilities and have agreed to indemnify TCCC for certain liabilities, including but not limited to, those resulting from the breach of certain representations, warranties, or covenants of CCE set forth in the Agreement. In accordance with the Agreement, if losses relating to breaches of such representations and warranties exceed $200 million, then we must pay up to $250 million, in excess of the first $200 million (other than breaches of certain fundamental representations and warranties, in respect of which we are liable for all losses, and losses relating to tax matters, which are governed by the Tax Sharing Agreement dated as of February 25, 2010 by and among us, Legacy CCE, and TCCC (herein referred to as the Tax Sharing Agreement)). In addition, under the Tax Sharing Agreement, we have agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, as well as any taxes and losses by reason of or arising from certain breaches by us of representations, covenants or obligations under the Agreement or the Tax Sharing Agreement and, in certain situations, we will pay to TCCC (1) an amount equal to a portion of the transfer taxes incurred in connection with the separation from Legacy CCE, (2) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by us in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice, and (3) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the separation from Legacy CCE and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes.

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

Our success following our separation from Legacy CCE will ultimately depend, in part, on our ability to successfully realize the anticipated benefits from our focus on European operations and our ability to create the infrastructure and systems necessary to support our position as an independent public company. While we believe, as of the date of this report, that our objectives are achievable, it is possible that we will be unable to achieve these objectives within the anticipated time frame, or at all. If we are unable to achieve our objectives or create the necessary systems or infrastructure, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected, and the value of our common stock or other securities may be adversely affected.

Specifically, issues that must be addressed as a result of us becoming an independent public company and integrating our operations and the Norway and Sweden bottlers include, among other things:

•	creating the necessary administrative support activities and information technology systems including those that are currently covered by the Transition Services Agreement with TCCC;

•	integrating our manufacturing, distribution, sales and administrative support activities, and information technology systems and the Norway and Sweden bottlers;

•

creating standards, controls, and procedures necessary to operate as an independent public company and conforming standards, controls, procedures and policies, business cultures, and compensation structures among our existing European operations and the Norway and Sweden bottlers;

•	consolidating sales and marketing operations of our existing European operations and the Norway and Sweden bottlers;

•	retaining existing customers and attracting new customers;

•	identifying and eliminating redundant and underperforming operations and assets; and

•	managing tax costs or inefficiencies associated with integrating our operations and the Norway and Sweden bottlers.

Delays encountered in the process of developing new systems and practices and integrating our businesses and the Norway and Sweden bottlers could have a material adverse effect on our revenues, expenses, operating results, and financial condition.

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

The Merger was conditioned on the continued validity of the private letter ruling received by Legacy CCE from the IRS, and Legacy CCE and TCCC each received opinions from their counsel, regarding, among other things, the satisfaction of certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule. The ruling and the opinions of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Legacy CCE and TCCC, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The ruling does not address certain material legal issues that could affect the conclusions of the ruling, and the IRS may raise such issues upon a subsequent examination. Opinions of counsel are not binding upon the IRS or the courts, the conclusions in the opinions of counsel could be challenged by the IRS, and a court could sustain such a challenge. In such event, the transactions may not qualify for tax-free treatment.

If the Merger does not qualify for tax-free treatment under Section 355 of the Code, Legacy CCE would recognize taxable gain in an amount equal to the excess of the fair market value of our stock held by it immediately before the Merger over Legacy CCE’s tax basis in the stock. If the Internal Spin-Off does not qualify for tax-free treatment under Section 355 of the Code, Legacy CCE would have taxable income in an amount up to the fair market value of the stock of Canadian Holdco.

In addition, if the Merger does not qualify for tax-free treatment, the exchange by the holders of Legacy CCE stock in the Merger would be a taxable exchange, and each holder of our stock that participates in the Merger would recognize capital gain or loss equal to the difference between (1) the sum of the fair market value of the shares of our stock and cash received and (2) the holder’s tax basis in Legacy CCE stock surrendered in the exchange.

Under the Tax Sharing Agreement, we would be generally required to indemnify TCCC and its affiliates for any taxes and losses resulting from the failure of the transactions to qualify for tax-free treatment described under Section 355 of the Code, except for (1) any taxes and losses due to the inaccuracy of certain representations or failure to comply with certain covenants by TCCC (applicable to actions or failures to act by Legacy CCE and its subsidiaries following the completion of the Merger) and (2) 50 percent of certain taxes and losses not due to the failure to comply with any obligation by any party to the Tax Sharing Agreement. We would not be required to indemnify any individual shareowner for any taxes that may be incurred by a shareowner in connection with the Merger.

The Merger and the Internal Spin-Off may be taxable to Legacy CCE if there is an acquisition of 50 percent or more of the outstanding common stock of us or Legacy CCE and may result in indemnification obligations from us to TCCC.

Even if the Merger and the Internal Spin-Off otherwise qualify for tax-free treatment under Section 355 of the Code, they would result in a significant U.S. federal income tax liability to Legacy CCE (but not holders of Legacy CCE stock) under Section 355(e) of the Code if one or more persons acquire a 50 percent or greater interest (measured by vote or value) in the stock of us or Legacy CCE as part of a plan or series of related transactions that includes the Merger. Current tax law generally creates a presumption that any acquisition of the stock of us or Legacy CCE within two years before or after the Merger is part of a plan that includes the Merger, although the parties may be able to rebut that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual, and subject to interpretation of the facts and circumstances of a particular case. Notwithstanding the opinions of counsel or the rulings that have been obtained in connection with the private letter ruling, Legacy CCE, CCE, TCCC or their shareowners might cause or permit a prohibited change in the ownership of us or Legacy CCE to occur, resulting in tax liability to Legacy CCE, which could have a material adverse effect on us and, as a result, the value of our shares.

If the Merger is determined to be taxable under Section 355(e) of the Code, Legacy CCE would recognize a gain equal to the excess of the fair market value of our stock held by it immediately before the Merger over Legacy CCE’s tax basis therein. If these circumstances occurred, we could be required under the Tax Sharing Agreement to indemnify TCCC and its affiliates for resulting taxes.

The tax-free distribution by Legacy CCE could result in potentially significant limitations on our ability to pursue strategic transactions, equity or available debt financing, or other transactions that might otherwise maximize the value of our business and could potentially result in significant tax-related liabilities to us.

In the Tax Sharing Agreement, we agreed (1) to effect the Merger and separation from Legacy CCE in a manner consistent with the private letter ruling, tax opinions, and related representations and covenants, (2) to comply with the representations made in connection with the private letter ruling and tax opinions, and (3) not to take any action, or fail to take any action, which action or failure would be inconsistent with the private letter ruling, opinions, or related representations and covenants. In addition, except in the circumstances set forth in the next sentence, we have agreed that, for a period of two years after the Merger we will not take certain actions, including:

•	the redemption, recapitalization, repurchase, or acquisition by CCE of our stock (but not including planned open market purchases aggregating less than 20 percent of our outstanding stock);

•	the issuance by us of stock, warrants, or convertible debt that would, combined with other changes in ownership, result in a 40 percent or greater change in our ownership;

•	the liquidation of CCE;

•	a merger or consolidation involving us that would, combined with other changes of ownership, result in a 40 percent or greater change in our ownership; or

•	the disposition of assets except in the ordinary course of business.

However, an action generally will not be restricted if (1) TCCC consents to the action, (2) we obtain a ruling from the IRS to the effect that the action will not affect the private letter ruling, or (3) we obtain an unqualified opinion of counsel to the effect that the action will not affect the private letter ruling or opinions of counsel.

We will generally be required to indemnify TCCC, Legacy CCE, and their affiliates for any losses resulting from a failure to comply with our obligations under the Tax Sharing Agreement. As a result, we may be limited in our ability to pursue strategic transactions, equity or available debt financing, or other transactions that might otherwise maximize the value of our business. Also, our potential indemnity obligation under the Tax Sharing Agreement may discourage, delay, or prevent a change of control transaction for some period of time following the Merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our corporate offices, European business unit headquarters offices, our production facilities, and our sales and distribution centers.

The following summarizes our facilities as of December 31, 2010:

•	17 beverage production facilities, all of which were combination production and distribution facilities (15 owned, the others leased)

•	49 principal distribution facilities (11 owned, the others leased).

Our principal properties cover approximately 8 million square feet in the aggregate. We believe that our facilities are adequately utilized and sufficient to meet our present operating needs.

At December 31, 2010, we operated approximately 5,500 vehicles of all types, a majority of which are leased. We owned approximately 600,000 coolers, beverage dispensers, and vending machines at the end of 2010.

ITEM 3.	LEGAL PROCEEDINGS

In connection with the Agreement, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits are similar and assert claims on behalf of Legacy CCE’s shareholders for various breaches of fiduciary duty in connection with the Agreement. The lawsuits name Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants. Plaintiffs in each case sought to enjoin the transaction, to declare the deal void and rescind the transaction, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. On September 3, 2010, the parties to the consolidated Georgia action executed a Memorandum of Understanding (MOU) containing the terms for the parties’ agreement in principle to resolve the Delaware and Georgia actions. The MOU called for certain amendments to the transaction agreements as well as certain revisions to the disclosures relating to the transaction. The MOU also contemplates that plaintiffs will seek an award of attorneys’ fees in an amount not to exceed $7.5 million. Pursuant to the Agreement, the liability for these attorney fees would be shared equally between us and TCCC. In accordance with the MOU, the parties have requested approval of the settlement from the Georgia court. If approved, the Georgia action will be dismissed with prejudice, and plaintiffs will thereafter dismiss the Delaware consolidated action with prejudice. For additional information about the Merger, refer to Note 1 of the Notes to Consolidated Financial Statements in this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listed and Traded (Principal): New York Stock Exchange

Common shareowners of record as of January 28, 2011: 14,399

STOCK PRICES

2010	High	Low
Fourth Quarter(A)	$26.12	$21.66
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

2009	High	Low
Fourth Quarter	n/a	n/a
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

(A)

Immediately following the Merger, 339,064,025 shares of our common stock, par value $0.01 per share, were issued and outstanding. Our stock began trading on the New York Stock Exchange (NYSE) on October 4, 2010 and is listed under the symbol “CCE.”

DIVIDENDS

Our dividends are declared at the discretion of our Board of Directors. A dividend of 12 cents per share on outstanding shares was declared and paid during the fourth quarter of 2010. We expect our annualized dividend rate in 2011 to be 50 cents per share, subject to the approval of our Board of Directors.

SHARE REPURCHASES

The following table summarizes information with respect to our repurchases of common stock of the Company made during the fourth quarter of 2010:

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
October 2, 2010 through October 29, 2010	40,157	$22.24	0	$1,000,000,000
October 30, 2010 through November 26, 2010	3,778,599	24.69	3,778,000	$906,679,971
November 27, 2010 through December 31, 2010	4,264,441	25.19	4,231,631	$800,000,000

Total	8,083,197	$24.94	8,009,631

(A)

During the fourth quarter of 2010, 73,566 of the total number of shares repurchased are attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted shares (units) or distributions from our deferred compensation plan. The remainder of the shares repurchased are attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)

Our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. Unless terminated by resolution of our Board, this program expires when we have repurchased all shares authorized.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises	Peer Group	S&P 500 Comp-LTD
10/4/2010(A)	100.00	100.00	100.00
12/31/2010	116.99	105.88	108.18

(A)

Immediately following the Merger, 339,064,025 shares of our common stock, par value $0.01 per share, were issued and outstanding. Our stock began trading on the New York Stock Exchange (NYSE) on October 4, 2010 and is listed under the symbol “CCE.”

The graph shows the cumulative total return to our shareowners beginning as of October 4, 2010, the day our shares began trading on the New York Stock Exchange, and for the quarter ended December 31, 2010, in comparison to the cumulative returns of the S&P Composite 500 Index and to an index of peer group companies we selected. The peer group consists of TCCC, PepsiCo, Inc., Coca-Cola Hellenic, Dr Pepper Snapple Group, and Britvic plc. The graph assumes $100 invested on October 4, 2010 in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and accompanying Notes contained in “Item 8—Financial Statements and Supplementary Data” in this report.

Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. Accordingly, our historical financial information included in this report does not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been operating as an independent company prior to the Merger.

Prior to the Merger, our Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger.

	For the Years Ended December 31,
(in millions, except per share data)	2010(A)	2009(B)	2008(C)	2007(D)	2006(E)
OPERATIONS SUMMARY
Net operating revenues	$6,714	$6,517	$6,619	$6,246	$5,583
Cost of sales	4,234	4,113	4,269	3,987	3,560

Gross profit	2,480	2,404	2,350	2,259	2,023
Selling, delivery, and administrative expenses	1,670	1,599	1,598	1,545	1,429

Operating income	810	805	752	714	594
Interest expense, net	63	83	119	147	136
Other nonoperating (expense) income, net	(1)	5	(4)	1	0

Income before income taxes	746	727	629	568	458
Income tax expense	122	151	115	44	87

Net income	$624	$576	$514	$524	$371

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic(F)	339	339	339	339	339
Diluted(G)	340	n/a	n/a	n/a	n/a
PER SHARE DATA
Basic earnings per common share	$1.84	$1.70	$1.52	$1.55	$1.09
Diluted earnings per common share	1.83	n/a	n/a	n/a	n/a
Dividends declared per common share	0.12	n/a	n/a	n/a	n/a
Closing stock price	25.03	n/a	n/a	n/a	n/a
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$2,220	$1,883	$1,785	$2,083	$1,935
Franchise license intangible assets, net	3,828	3,487	3,230	4,075	3,922
Total assets	8,596	7,972	7,071	8,312	7,674
Total debt	2,286	1,870	2,078	2,756	2,987
Total equity	3,143	3,179	2,426	2,547	1,912

The bottling operations in Norway and Sweden were acquired from TCCC on October 2, 2010. This acquisition was included in our Consolidated Financial Statements beginning in the fourth quarter of 2010. Additionally, the following items included in our reported results affected the comparability of our year-over-year financial results (amounts prior to the Merger only include items related to Legacy CCE’s Europe operating segment).

(A)

Our 2010 net income included the following items of significance: (1) charges totaling $14 million related to restructuring activities; (2) net mark-to-market losses totaling $8 million related to non-designated commodity hedges associated with underlying transactions that will occur in a future period; (3) transaction related costs totaling $8 million; and (4) a deferred tax benefit of $25 million due to the enactment of a United Kingdom tax rate change that will reduce the corporate income tax rate by 1 percent effective April 1, 2011.

(B)

Our 2009 net income included the following items of significance: (1) charges totaling $29 million related to restructuring activities; (2) net mark-to-market gains totaling $10 million related to non-designated commodity hedges associated with underlying transactions that occurred in a later period; and (3) a net tax expense totaling $9 million primarily due to a tax law change in France.

(C)	Our 2008 net income included charges totaling $28 million related to restructuring activities.

(D)

Our 2007 net income included the following items of significance: (1) charges totaling $15 million related to restructuring activities; and (2) a deferred tax benefit of $67 million due to the enactment of a United Kingdom tax rate change that reduced the tax rate by 2 percent effective April 1, 2008.

(E)	Our 2006 net income included charges totaling $40 million related to restructuring activities.

(F)

For periods prior to the Merger, we used 339,064,025, the number of our common shares outstanding immediately following the Merger, as our number of shares outstanding for purposes of our basic earnings per share calculations.

(G)

For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in “Item 8 – Financial Statements and Supplementary Data” in this report.

Overview

Organization

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a Merger with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of the Notes to Consolidated Financial Statements.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a working capital adjustment of $55 million (of which $6 million, representing the final working capital settlement, is owed to TCCC as of December 31, 2010 and has been recorded in Amounts payable to TCCC on our Consolidated Balance Sheets). For additional information about the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements.

Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. Accordingly, our historical financial information included in this report does not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been operating as an independent company prior to the Merger.

Prior to the Merger, our Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 3 of the Notes to Consolidated Financial Statements).

Following the Merger, our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010. All significant intercompany accounts and transactions are eliminated in consolidation.

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year.

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements.

Strategic Priorities

Our focus is to create value for our customers while also creating long-term shareowner value. Our goals, over the long term, are to generate 4 percent to 6 percent revenue growth, 6 percent to 8 percent operating income growth, and high single-digit earnings per share growth, all on a comparable basis. To achieve these goals, we must have balanced volume and pricing growth, disciplined operational efficiencies, and cost containment. Achieving these performance levels requires strong operating plans and performance as we work through the impact of economic and consumer uncertainty and a marketplace that reflects increased competitive activity and a customer environment that continues to evolve.

Our operating plans are built around three key elements: (1) growing our brands and brand portfolio, with a focus on our core trademark brands and high margin categories; (2) improving our service and forging closer relationships with our customers; and (3) continuing to manage costs and expenses.

As we look at our brand efforts, we will build on the success of our core sparkling Red, Black, and Silver Coca-Cola trademark brands (Coca-Cola, Coca-Cola Zero, and Diet Coke/Coca-Cola light), our solid position in sparkling flavors, our progress in the energy category, and the successful expansion of our still portfolio with both Ocean Spray and Capri Sun. For example, our core Coca-Cola trademark brands, which will be a significant contributor to our overall growth next year, will benefit from a solid 2011 marketing calendar, built with promotions for the 125th anniversary for the Coca-Cola brand, the upcoming 2012 London Olympics, and Coke with Food. Coke with Food is an ongoing effort which helps expand the overall footprint of these brands. In addition, the on-line “Coke Zone” effort will be a key element of our marketing efforts, and we will introduce large bottle PET contour packaging in France. We will also focus on increased activation for our zero calorie brands, Diet Coke/Coca-Cola light, and Coke Zero.

Beyond our core sparkling brands, we will continue to build on the solid presence of our Fanta portfolio, our second largest trademark brand. In addition, we will further develop our presence in the growing energy category, where our portfolio of brands includes Burn, Monster, Nalu, and Relentless. This portfolio is creating growth in a high margin category. We will support this category with new packaging, strong local marketing efforts, and flavor and brand expansion.

In still beverages, we will work to build on the success we achieved in 2010 with the expansion of both Capri Sun and Ocean Spray, and will continue the development of our glacéau vitaminwater portfolio throughout Europe. Overall, we have a more balanced still portfolio than we did a few years ago, including an improved presence in waters with Schweppes Abbey Well and Chaudfontaine.

Central to enhancing our brands is continuously improving our category leading customer service. Our goal is to provide higher levels of support and to ultimately create sustainable growth in category value for our customers. We will accomplish this with a combination of customer-centered efforts, such as focused Olympic and local community programs, continuous improvement of our go-to-market methods, and improving our on-line presence through category-leading e-commerce capability and service.

While we will always strive to improve our service, we have already made substantial progress. Based on a recent Advantage Group survey, we are the number one fast moving consumer goods supplier in Great Britain, Belgium, and the Netherlands, and number two in France. We are encouraged by this recognition, which reflects the quality of our work in Europe and the skill and dedication of our people. A key element of this success, and an important key to our future, is our approach to our supply chain. We have worked to seize Europe-wide opportunities for scale and efficiency. This work is proving successful, and we believe significant opportunities remain, particularly as we integrate our new territories, Norway and Sweden.

Our work to build our brands and operate more effectively ultimately leads to our most important goal: creating enhanced value for our shareowners. We believe we are on track to achieve this goal and have stated our commitment to dividend growth and share repurchase. We are on track to repurchase approximately $1 billion of our shares by the end of the first quarter of 2012.

Today, we are a relatively new company, yet we are built on a foundation of sustained growth, and we believe in our ability to continue moving our Company forward.

Commitment 2020

A fundamental part of reaching our long-term objectives is our commitment to corporate responsibility and sustainability (CRS). We have embedded CRS in our business strategy as a key pillar of our operating framework, and we continue to invest across our territories to establish our CRS objectives and principles in every function of our business. As a company whose operations are solely in Europe, we face new and increasing expectations from our customers, our consumers, and the communities where we operate.

We take this responsibility seriously, and our goal is to be the CRS leader within our industry. We want to meet and exceed stakeholders expectations, and, as a result, we are reviewing the previous commitments we made for our business to achieve by the year 2020. We expect to publish a revised set of detailed CRS commitments later this year and will measure our progress against those targets.

Financial Results

Our net income in 2010 was $624 million or $1.83 per diluted common share, compared to net income of $576 million or $1.70 per common share in 2009. In addition to the items noted previously regarding the preparation of our Consolidated Financial Statements prior to the Merger, the following items included in our reported results affected the comparability of our year-over-year financial results (amounts prior to the Merger only include items related to Legacy CCE’s Europe operating segment):

2010

•	Charges totaling $14 million related to restructuring activities;

•	Net mark-to-market losses totaling $8 million related to non-designated commodity hedges associated with underlying transactions that will occur in a future period;

•	Transaction related costs totaling $8 million; and

•	A deferred tax benefit of $25 million due to the enactment of a United Kingdom corporate income tax rate reduction of 1 percentage point effective April 1, 2011.

2009

•	Charges totaling $29 million related to restructuring activities;

•	Net mark-to-market gains totaling $10 million related to non-designated commodity hedges associated with underlying transactions that occurred in a later period; and

•	A net tax expense totaling $9 million primarily due to a tax law change in France.

Financial Summary

Our financial performance during 2010 was impacted by the following significant factors:

•	Solid operating results driven by strong volume growth, marketplace execution, and moderate commodity cost increases;

•	Strong performance for our Coca-Cola trademark beverages, and the benefit of recent product additions including Capri Sun products in Belgium and the Netherlands and Ocean Spray products in France;

•	The benefits of ongoing operating expense control efforts through our Ownership Cost Management (OCM) practices;

•

Increased year-over-year corporate expenses due to the inclusion of actual corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus an allocation of corporate expenses from Legacy CCE prior to the Merger; and

•	Unfavorable currency exchange rate changes that reduced operating income by approximately 6.0 percent.

Revenue

During 2010, we delivered strong volume growth of 4.0 percent (on a constant territory basis), which was driven by solid marketplace execution and the continued success of our “Red, Black, and Silver” Coca-Cola trademark brand initiative. Our volume also benefited from the recent addition of several products, including Capri Sun products in Belgium and the Netherlands and Ocean Spray products in France. Our price per case grew 1.0 percent (on a constant territory basis) during 2010 reflecting the impact of package mix shifts into lower priced cans and planned promotional activity, particularly in Great Britain and France.

During 2011, we will continue to focus on execution and product development as we work through evolving marketplace conditions. We expect our volume in 2011 to benefit from our Red, Black, and Silver Coca-Cola trademark brands and solid growth within our energy and water portfolios. We will also continue to improve our price-package architecture to ensure we are targeting specific customer and consumer needs.

Cost of Sales

Our 2010 bottle and can ingredient and packaging costs per case increased 0.5 percent (on a constant territory basis), which was consistent with increases we have experienced in recent years. During 2011, we expect a low single-digit increase in bottle and can costs.

Operating Expenses

Our operating expenses increased 4.5 percent from 2009 to 2010. This increase was primarily driven by (1) incremental expenses related to the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 and (2) increased year-over-year corporate expenses due to the inclusion of actual corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus an allocation of corporate expenses from Legacy CCE prior to the Merger. These increases were partially offset by currency exchange rate changes and the ongoing benefit of operating expense control initiatives.

Overall, during 2010, we remained focused on reducing controllable operating expenses through initiatives such as OCM and improved effectiveness and efficiency. We will continue to build on the principles of OCM, and expect these and other initiatives to allow us to continue to limit the growth of our underlying operating expenses during 2011.

Operations Review

The following table summarizes our Consolidated Statements of Operations as a percentage of net operating revenues for the periods presented:

	2010	2009	2008
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	63.1	63.1	64.5

Gross profit	36.9	36.9	35.5
Selling, delivery, and administrative expenses	24.9	24.5	24.1

Operating income	12.0	12.4	11.4
Interest expense, net—third party	0.4	0.4	1.1
Interest expense, net—Coca-Cola Enterprises Inc.	0.5	0.9	0.7
Other nonoperating income (expense), net	0.0	0.1	(0.1)

Income before income taxes	11.1	11.2	9.5
Income tax expense	1.8	2.3	1.7

Net income	9.3%	8.9%	7.8%

The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$1,039	128.5%	$963	119.5%	$891	118.5%
Corporate	(229)	(28.5)	(158)	(19.5)	(139)	(18.5)

Combined	$810	100.0%	$805	100.0%	$752	100.0%

2010 Versus 2009

During 2010, our operating income increased $5 million or 0.5 percent to $810 million from $805 million in 2009. The following table summarizes the significant components of the change in our 2010 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price and mix on gross profit	$42	5.0%
Impact of bottle and can cost and mix on gross profit	(18)	(2.0)
Impact of bottle and can volume on gross profit	94	11.5
Impact of post mix, non-trade, and other on gross profit	(3)	(0.5)
Impact of acquired bottlers in Norway and Sweden	6	0.5
Other selling, delivery, and administrative expenses	(52)	(6.5)
Net impact of allocated expenses from Legacy CCE	8	1.0
Net mark-to-market gains related to non-designated commodity hedges	(18)	(2.0)
Net impact of restructuring charges(A)	2	0.5
Transaction related costs	(8)	(1.0)
Currency exchange rate changes	(49)	(6.0)
Other changes	1	0.0

Change in operating income	$5	0.5%

(A)

Amounts prior to the Merger include only items related to Legacy CCE’s Europe operating segment. Amounts do not include costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above. For additional information about our restructuring activities, refer to Note 15 of the Notes to Consolidated Financial Statements.

2009 Versus 2008

During 2009, our operating income increased $53 million or 7.0 percent to $805 million. The following table summarizes the significant components of the change in our 2009 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price and mix on gross profit	$254	34.0%
Impact of bottle and can cost and mix on gross profit	(71)	(9.5)
Impact of bottle and can selling day shift on gross profit	130	17.5
Impact of bottle and can volume on gross profit	(13)	(1.5)
Impact of post mix, non-trade, and other on gross profit	5	0.5
Other selling, delivery, and administrative expenses	(124)	(16.5)
Net impact of allocated expenses from Legacy CCE	(29)	(4.0)
Net mark-to-market gains related to non-designated commodity hedges	10	1.0
Net impact of restructuring charges(A)	9	1.0
Currency exchange rate changes	(118)	(15.5)

Change in operating income	$53	7.0%

(A)

Amounts include only items related to Legacy CCE’s Europe operating segment. Amounts do not include costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above. For additional information about our restructuring activities, refer to Note 15 of the Notes to Consolidated Financial Statements.

Net Operating Revenues

2010 Versus 2009

Net operating revenues increased 3.0 percent in 2010 to $6.7 billion from $6.5 billion in 2009. This change includes a 3.5 percent increase due to incremental revenues from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010, offset by a 4.5 percent reduction due to currency exchange rate changes. Our revenues reflect the benefit of strong volume growth of 4.0 percent and pricing per case growth of 1.0 percent (both on a constant territory basis). Solid marketplace execution and the continued success of our “Red, Black, and Silver” Coca-Cola trademark brand initiative were the primary drivers of our 2010 volume performance. Our volume also benefited from the recent addition of several products, including Capri Sun products in Belgium and the Netherlands and Ocean Spray products in France.

Net operating revenues per case decreased 3.0 percent in 2010 versus 2009. The following table summarizes the significant components of the change in our 2010 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in net operating revenues per case:
Bottle and can net price per case	1.0%
Impact of acquired bottlers in Norway and Sweden	1.5
Bottle and can currency exchange rate changes	(4.0)
Post mix, non-trade, and other	(1.5)

Change in net operating revenues per case	(3.0)%

Our bottle and can sales accounted for 94 percent of total net operating revenues during 2010. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During 2010, our bottle and can net price per case growth was impacted by package mix shifts into lower priced cans and planned promotional activity, particularly in Great Britain and France.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. The costs of all these various programs, included as a reduction in net operating revenues, totaled $0.9 billion and $0.8 billion in 2010 and 2009, respectively. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $1 million and $12 million in 2010 and 2009, respectively.

2009 Versus 2008

Net operating revenues decreased 1.5 percent in 2009 to $6.5 billion from $6.6 billion in 2008. This change includes currency exchange rate reductions of approximately 10.5 percent. Our revenues reflect the benefit of balanced volume and pricing per case growth, which increased 5.5 percent and 4.0 percent, respectively. Solid marketplace execution and the continued success of our “Red, Black, and Silver” Coca-Cola trademark brand initiative were the primary drivers of our 2009 volume performance. Our volume also benefited from the addition of several products, including Monster Energy drinks across all of our Legacy CCE European territories and Schweppes Abbey Well mineral water in Great Britain.

Net operating revenues per case decreased 6.0 percent in 2009 versus 2008. The following table summarizes the significant components of the change in our 2009 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in net operating revenues per case:
Bottle and can net price per case	4.0%
Bottle and can currency exchange rate changes	(10.0)

Change in net operating revenues per case	(6.0)%

The costs of various customer programs and arrangements designed to increase the sale of our products by these customers totaled $0.8 billion and $1.2 billion in 2009 and 2008, respectively. The reduction in the cost of these programs during 2009 was principally due to a law change in France that resulted in the cost of these programs being provided as an on-invoice reduction. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $12 million and $33 million in 2009 and 2008, respectively.

Volume

2010 Versus 2009

The following table summarizes the change in our 2010 bottle and can volume versus 2009 (on a constant territory basis; selling days were the same in 2010 and 2009; rounded to the nearest 0.5 percent):

Change in volume	6.0%
Impact of acquired bottlers in Norway and Sweden	(2.0)

Change in volume, excluding acquisition	4.0%

Brands

The following table summarizes our 2010 bottle and can volume by major brand category (on a constant territory basis; rounded to the nearest 0.5 percent):

	Change	2010 Percent of Total	2009 Percent of Total
Coca-Cola trademark	3.0%	69.0%	69.5%
Sparkling flavors and energy	3.0	17.5	18.0
Juices, isotonics, and other	14.0	10.5	9.5
Water	0.0	3.0	3.0

Total	4.0%	100.0%	100.0%

On a constant territory basis, we achieved volume growth of 4.0 percent during 2010. Our volume performance reflects growth in both sparkling beverages and still beverages, which grew 3.0 percent and 10.5 percent, respectively. Solid marketplace execution and the continued success of our “Red, Black, and Silver” Coca-Cola trademark brand initiative were the primary drivers of our 2010 volume performance. Our volume also benefited from the expanded distribution of Capri Sun products in Belgium and the Netherlands and Ocean Spray products in France. In 2011, we will continue to focus on our Red, Black, and Silver Coca-Cola trademark brands, with promotions built around the 2012 London Olympics and Coke with Food, an ongoing effort that helps expand the overall footprint of our trademark brands. We will also continue our package innovation with the roll-out of large bottle PET (plastic) contour packaging in France. In addition, we plan to increase support of our Minute Maid products, both in immediate and future consumption, and we will continue the development of glacéau’s vitaminwater portfolio throughout Europe.

Our Coca-Cola trademark products volume increased 3.0 percent during 2010. This increase was driven by volume gains for each of our Red, Black, and Silver Coca-Cola trademark brands, Coca-Cola, Coca-Cola Zero, and Diet Coke/Coca-Cola light. Our sparkling flavors and energy volume increased 3.0 percent during 2010, reflecting higher sales of Sprite, Dr Pepper, Fanta, and Schweppes products. Our energy drink category benefited from the first full year of our distribution of Monster Energy drinks across all of our Legacy CCE European territories. Juices, isotonics, and other volume increased 14.0 percent. This performance reflects a significant increase in sales of Capri Sun products, which were introduced in Belgium and the Netherlands in early 2010. The increase was also driven by significant volume gains for glacéau vitaminwater, POWERade, and Nestea products, offset partially by a decline in sales of Fanta, Minute Maid, and Oasis products. Sales volume of our water brands remained flat in 2010, reflecting increased sales of Chaudfontaine mineral water, offset by lower sales of Schweppes Abbey Well water versus strong introductory volume in 2009.

Both continental Europe and Great Britain experienced growth during 2010, with sales volume increasing 6.0 percent and 1.5 percent, respectively. Continental Europe’s performance reflects a 4.0 percent increase in sales volume for Coca-Cola trademark products, and a 34.0 percent increase in the sale of juices, isotonics, and other products. This increase was driven by increased sales of glacéau vitaminwater, POWERade, and Nestea products and the introduction of Capri Sun products in Belgium and the Netherlands in early 2010. In Great Britain, our volume performance was driven by a 1.5 percent increase in the sale of Coca-Cola trademark products. Great Britain’s growth also reflects a 2.0 percent increase in the sale of both sparkling flavors and energy products, and a 2.0 percent increase in the sale of juices, isotonics, and other products.

Consumption

The following table summarizes the 2010 change in volume by consumption type (on a constant territory basis; rounded to the nearest 0.5 percent):

	Change	2010 Percent of Total	2009 Percent of Total
Multi-serve(A)	6.5%	60.0%	59.0%
Single-serve(B)	0.5	40.0	41.0

Total	4.0%	100.0%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.
(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packages

Our products are available in a variety of different package types and sizes (single-serve, multi-serve, and multi-pack) including, but not limited to, aluminum and steel cans, glass, aluminum and PET (plastic) bottles, pouches, and bag-in-box for fountain use. The following table summarizes our volume results by major package category during 2010 (on a constant territory basis; rounded to the nearest 0.5 percent):

	Change	2010 Percent of Total	2009 Percent of Total
Cans	6.0%	40.0%	39.5%
PET (plastic)	1.0	44.0	45.0
Glass and other	9.0	16.0	15.5

Total	4.0%	100.0%	100.0%

2009 Versus 2008

The following table summarizes the change in our 2009 bottle and can volume, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

Change in volume	5.0%
Impact of selling day shift(A)	0.5

Change in volume, adjusted for selling day shift	5.5%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

Brands

The following table summarizes our 2009 bottle and can volume by major brand category, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

	Change	2009 Percent of Total	2008 Percent of Total
Coca-Cola trademark	7.0%	69.5%	68.5%
Sparkling flavors and energy	3.0	18.0	18.0
Juices, isotonics, and other	(3.5)	9.5	10.5
Water	17.5	3.0	3.0

Total	5.5%	100.0%	100.0%

We achieved volume growth of 5.5 percent during 2009. Our volume performance reflected growth in both sparkling beverages and still beverages, which grew 6.0 percent and 1.0 percent, respectively. Solid marketplace execution and the continued success of our “Red, Black, and Silver” Coca-Cola trademark brand initiative were the primary drivers of our 2009 volume performance. Our volume also benefited from the addition of several products during 2009, including Monster Energy drinks across all of our Legacy CCE European territories and Schweppes Abbey Well mineral water in Great Britain.

The volume of our Coca-Cola trademark products increased 7.0 percent during 2009, driven by volume gains for Coca-Cola, Coca-Cola Zero, and Diet Coke/Coca-Cola light. Sparkling flavors and energy volume increased 3.0 percent during 2009, reflecting higher sales of Sprite and Dr Pepper products, offset partially by declining sales of Schweppes products. Our energy drink category benefited from the introduction of Monster Energy drinks across all of our Legacy CCE European territories during 2009. Juices, isotonics, and other volume declined 3.5 percent during 2009, reflecting lower sales of our juice products, offset partially by increased sales of isotonics. Sales volume of our water brands increased 17.5 percent during 2009, reflecting the addition of Schweppes Abbey Well water in Great Britain and a 6.0 percent increase in sales of Chaudfontaine mineral water.

Both continental Europe and Great Britain experienced strong growth during 2009, with sales volume increasing 5.0 percent and 6.0 percent, respectively. Continental Europe’s performance reflected a 5.0 percent increase in sales volume for Coca-Cola trademark products. Additionally, continental Europe’s sparkling flavors and energy volume increased 6.0 percent, reflecting increased sales of Sprite products and the introduction of Monster Energy drinks. In Great Britain, our performance reflected a 10.0 percent increase in the sale of Coca-Cola trademark products and increased water brand sales due to the addition of Schweppes Abbey Well water.

Consumption

The following table summarizes the 2009 change in volume by consumption type, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

	Change	2009 Percent of Total	2008 Percent of Total
Multi-serve(A)	6.5%	59.0%	58.5%
Single-serve(B)	4.5	41.0	41.5

Total	5.5%	100.0%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packages

The following table summarizes our volume results by major package category during 2009, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

	Change	2009 Percent of Total	2008 Percent of Total
Cans	8.5%	39.5%	38.0%
PET (plastic)	4.0	45.0	46.0
Glass and other	2.0	15.5	16.0

Total	5.5%	100.0%	100.0%

Cost of Sales

2010 Versus 2009

Cost of sales increased 3.0 percent in 2010 to $4.2 billion. This change includes a 3.5 percent increase due to incremental costs from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010, offset by a 4.5 percent reduction due to currency exchange rate changes. Cost of sales per case decreased 3.5 percent in 2010 versus 2009. The following table summarizes the significant components of the change in our 2010 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	0.5%
Impact of acquired bottlers in Norway and Sweden	1.5
Bottle and can currency exchange rate changes	(4.5)
Costs related to post mix, non-trade, and other	(1.0)

Change in cost of sales per case	(3.5)%

2009 Versus 2008

Cost of sales decreased 3.5 percent in 2009 to $4.1 billion. This change included a currency exchange rate reduction of approximately 10.0 percent in 2009. Cost of sales per case decreased 8.0 percent in 2009 versus 2008. The following table summarizes the significant components of the change in our 2009 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	1.5%
Bottle and can currency exchange rate changes	(9.5)

Change in cost of sales per case	(8.0)%

During 2009, our cost of sales were impacted by net mark-to-market gains totaling $10 million related to non-designated commodity hedges associated with underlying transactions that occured in a later period. For additional information about our non-designated commodity hedging programs, refer to Note 5 of the Notes to Consolidated Financial Statements.

Selling, Delivery, and Administrative Expenses

2010 Versus 2009

Selling, delivery, and administrative (SD&A) expenses increased 4.5 percent to $1.7 billion in 2010 from $1.6 billion in 2009. This change includes a 4.5 percent increase due to incremental expenses from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010, offset by a 3.5 percent reduction due to currency exchange rate changes. The following table summarizes the significant components of the change in our 2010 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$48	3.0%
Delivery and merchandise expenses	11	1.0
Warehousing expenses	6	0.5
Selling and marketing expenses	(7)	(0.5)
Depreciation and amortization	(8)	(0.5)
Impact of acquired bottlers in Norway and Sweden	75	4.5
Net impact of allocated expenses from Legacy CCE	(8)	(0.5)
Net impact of restructuring charges(A)	(2)	(0.0)
Transaction related costs	8	0.5
Currency exchange rate changes	(54)	(3.5)
Other expenses	2	0.0

Change in SD&A expenses	$71	4.5%

(A)

Amounts prior to the Merger include only items related to Legacy CCE’s Europe operating segment. Amounts do not include costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above. For additional information about our restructuring activities, refer to Note 15 of the Notes to Consolidated Financial Statements.

SD&A expenses as a percentage of net operating revenues were 24.9 percent and 24.5 percent in 2010 and 2009, respectively. Our SD&A expenses in 2010 reflect the impact of (1) additional expenses totaling $75 million related to the acquired bottlers in Norway and Sweden during the fourth quarter of 2010 and (2) a net year-over-year increase in corporate expenses due to the inclusion of our actual corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus an allocation of corporate expenses from Legacy CCE prior to the Merger. These increases were offset by currency exchange rate changes and the ongoing benefit of operating expense control initiatives, which resulted in our underlying operating expenses remaining flat year-over-year.

2009 Versus 2008

SD&A expenses totaled $1.6 billion in 2009 and were flat versus 2008. This change included a currency exchange rate reduction of approximately 9.0 percent in 2009. The following table summarizes the significant components of the change in our 2009 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$65	4.0%
Warehousing expenses	20	1.0
Selling and marketing expenses	34	2.0
Depreciation and amortization	5	0.5
Net impact of allocated expenses from Legacy CCE	29	2.0
Net impact of restructuring charges(A)	(9)	(0.5)
Currency exchange rate changes	(143)	(9.0)

Change in SD&A expenses	$1	0.0%

(A)

Amounts include only items related to Legacy CCE’s Europe operating segment. Amounts do not include costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above. For additional information about our restructuring activities, refer to Note 15 of the Notes to Consolidated Financial Statements.

SD&A expenses as a percentage of net operating revenues were 24.5 percent and 24.1 percent in 2009 and 2008, respectively. Our SD&A expenses in 2009 were impacted by an increase in general and administrative expenses, which reflected higher year-over-year performance-related compensation expense under our annual incentive plans and increased pension expense, offset by currency exchange rate changes and the ongoing benefit of expense control initiatives including a continued focus on OCM practices.

Interest Expense, Net

Interest expense, net—third party totaled $30 million, $24 million, and $74 million in 2010, 2009, and 2008, respectively. Interest expense, net—Coca-Cola Enterprises Inc. totaled $33 million, $59 million, and $45 million in 2010, 2009, and 2008, respectively. The following tables summarize the primary items that impacted our interest expense in 2010, 2009, and 2008 ($ in millions):

Third party debt

	2010	2009	2008
Average outstanding debt balance	$1,187	$866	$1,814
Weighted average cost of debt	2.3%	2.4%	3.8%
Fixed-rate debt (% of portfolio)	94%	28%	20%
Floating-rate debt (% of portfolio)	6%	72%	80%

Amounts due to Coca-Cola Enterprises Inc.

	2010(A)	2009	2008
Average outstanding debt balance	$749	$1,283	$990
Weighted average cost of debt	5.5%	5.3%	6.1%
Fixed-rate debt (% of portfolio)	N/A	100%	100%

(A)	To facilitate the Merger, all of these loans were settled during the third quarter of 2010.

Other Nonoperating (Expense) Income, Net

Other nonoperating expense, net totaled $1 million and $4 million in 2010 and 2008, respectively. Other nonoperating income, net totaled $5 million in 2009. Our other nonoperating (expense) income, net principally includes non-U.S. currency transaction gains and losses.

Income Tax Expense

In 2010, our effective tax rate was 16.0 percent. This rate includes a deferred tax benefit of $25 million (4 percentage point decrease in the effective tax rate) due to the enactment of a United Kingdom corporate income tax rate reduction of 1 percent effective April 1, 2011. We expect our effective tax rate to be approximately 26 percent to 28 percent in 2011. Our 2011 effective tax rate is expected to be higher than 2010 due to the U.S. tax impact associated with repatriating to the U.S. a portion of our 2011 non-U.S. earnings in 2011. Our historical earnings will remain permanently reinvested. We currently expect to repatriate to the U.S. a portion of each current year’s non-U.S. earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S. based employees, and other corporate-level operations in the U.S.

In 2009, our effective tax rate was 21.0 percent. This rate included a $9 million (1 percentage point increase in the effective tax rate) income tax expense primarily due to a tax law change in France.

In 2008, our effective tax rate was 18.0 percent.

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

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper programs and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At December 31, 2010, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and various lines of credit. At December 31, 2010, we had $162 million in debt maturities in the next 12 months, including $145 million in commercial paper. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand. We intend to refinance the remaining maturities of current obligations with either commercial paper or with long-term debt.

During 2010, we contributed $116 million to our pension plans, which helped improve the funded status of these plans. We also initiated a share repurchase program during the fourth quarter of 2010, under which we repurchased $200 million of our common stock. We currently expect to repurchase additional shares totaling approximately $800 million by the end of the first quarter of 2012. Our share repurchase plan may be adjusted depending on economic, operating, or other factors, including acquisition opportunities. In addition, we expect our cash tax payments to increase in the near-term, driven primarily by the future timing and amount of repatriating to the U.S. our future current year non-U.S. earnings.

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

Our credit facility and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2010

During 2010, our primary sources of cash included (1) proceeds of $1.9 billion from the issuance of third party debt; (2) net cash derived from operating activities of $825 million; and (3) the repayment of outstanding loans from Legacy CCE of $351 million. Our primary uses of cash were (1) the payment of outstanding loans to Legacy CCE of $1 billion; (2) payments to TCCC of $799 million, net of cash acquired, to fund the acquisition of the bottling operations in Norway and Sweden; (3) repayment of outstanding third party debt of $459 million; (4) capital asset investments totaling $291 million; (5) net cash contributions to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger; (6) pension benefit plan contributions of $116 million; and (7) share repurchases totaling $200 million.

2009

Our primary sources of cash included (1) net cash derived from operating activities of $827 million and (2) proceeds of $172 million from the issuance of third party debt. Our primary uses of cash were (1) net payments of $307 million on amounts due to Legacy CCE; (2) capital asset investments of $250 million; (3) payments on third party debt of $122 million; (4) pension benefit plan contributions of $87 million; and (5) net payments on commercial paper of $79 million.

2008

Our primary sources of cash included (1) net cash derived from operating activities of $693 million; (2) net proceeds of $488 million on loans from Legacy CCE; (3) proceeds of $40 million from the issuance of third party debt; and (4) net proceeds on commercial paper of $35 million. Our primary uses of cash were (1) payments on third party debt of $847 million; (2) capital asset investments of $297 million; and (3) pension benefit plan contributions of $65 million.

Operating Activities

2010 Versus 2009

Our net cash derived from operating activities decreased $2 million in 2010 to $825 million. This change reflects improved operating performance during 2010 offset by increased pension contributions. For additional information about other changes in our assets and liabilities, refer to our Financial Position discussion below.

2009 Versus 2008

Our net cash derived from operating activities increased $134 million in 2009 to $827 million. This increase was primarily driven by our operating performance during 2009. For additional information about other changes in our assets and liabilities, refer to our Financial Position discussion.

Investing Activities

Capital asset investments represent a principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	2010(A)	2009(A)	2008(A)
Supply chain infrastructure	$158	$133	$154
Cold drink equipment	92	100	143
Fleet	19	17	0
Other	22	0	0

Total capital asset investments	$291	$250	$297

(A)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.

During 2011, we expect our capital expenditures to approximate $400 million and to be invested in similar asset categories as those listed in the previous table. Our 2011 estimate is greater than prior years due to the inclusion of Norway and Sweden, as well as Corporate, for the full year.

During 2010, we paid TCCC $799 million, net of cash acquired, to fund the acquisition of the bottling operations in Norway and Sweden (amount includes the preliminary working capital adjustment of $49 million).

Financing Activities

2010 Versus 2009

Our net cash used in financing activities totaled $144 million in 2010, versus $336 million in 2009. The following table summarizes our financing activities related to the issuance of and payment on debt for the year ended December 31, 2010 (in millions):

Issuances of debt	Maturity Date	Rate		Amount
$475 million notes	September 2015	2.125%		$475
$525 million notes	September 2020	3.50%		525
€350 million notes	September 2017	3.125%		471
$400 million notes	November 2013	1.125%		400

Total issuances of third party debt, excluding commercial paper				1,871
Net issuances of third party commercial paper				4

Total issuances of third party debt				$1,875

Payments on debt	Maturity Date	Rate		Amount
€25 million notes	May 2010	—	(A)	$(33)
€300 million notes	November 2010	4.75%		(421)
Other payments, net	—	—		(5)

Total payments on third party debt				(459)
Net payments on amounts due to Legacy CCE				(1,048)

Total payments on debt				$(1,507)

(A)	These notes carried a variable interest rate at three-month EURIBOR plus 42 basis points.

During 2010, we made net cash contributions to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger. Additionally, during the fourth quarter of 2010, we repurchased approximately $200 million of our common stock. For additional information about our share repurchase program, refer to Note 16 of the Notes to Consolidated Financial Statements.

Dividends are declared at the discretion of our Board of Directors. During the fourth quarter of 2010, we made dividend payments on our common stock totaling $40 million. We expect our annualized dividend rate in 2011 to be 50 cents per share, subject to the approval of our Board of Directors.

2009 Versus 2008

Our net cash used in financing activities increased $52 million in 2009 to $336 million. The following table summarizes our financing activities for the year ended December 31, 2009 (in millions):

Issuances of Debt	Maturity Date	Rate	Amount
200 million Swiss Franc notes(A)	March 2013	3.00%	$172

Total issuances of third party debt			$172

Payments on Debt	Maturity Date	Rate	Amount
CAD 150 million notes	March 2009	5.85%	$(118)
Other payments, net	—	—	(4)

Total payments on third party debt, excluding commercial paper			(122)
Net payments on third party commercial paper			(79)

Total payments on third party debt			(201)
Net payments on amounts due to CCE			(307)

Total payments on debt			$(508)

(A)

In connection with issuance of these notes, we entered into fixed rate cross-currency swap agreements designated as cash flow hedges with maturities corresponding to the underlying debt. For additional information about these swap agreements, refer to Note 5 of the Notes to Consolidated Financial Statements.

Financial Position

Assets

2010 Versus 2009

Trade accounts receivable, net increased $20 million, or 1.5 percent, to $1.3 billion at December 31, 2010. This increase was primarily driven by the acquisition of the bottling operations in Norway and Sweden, as well as a year-over-year increase in December sales and days sales outstanding, offset partially by currency exchange rates.

Inventories increased $79 million, or 27.5 percent, to $367 million at December 31, 2010. This increase was primarily attributable to the acquisition of the bottling operations in Norway and Sweden, as well as an increase in higher-cost goods purchased as finished products, offset partially by currency exchange rate changes.

Franchise license intangible assets, net and goodwill increased $472 million, or 13.5 percent, to $4.0 billion at December 31, 2010. This increase was due to the acquisition of the bottling operations in Norway and Sweden, offset partially by currency exchange rate changes. For additional information about our franchise license intangible assets and goodwill, refer to Note 2 of the Notes to Consolidated Financial Statements.

Other noncurrent assets increased $134 million to $187 million at December 31, 2010. This increase was primarily driven by an increase in noncurrent benefit plan assets due to the improved funding status of our pension plans as well as an increase in other intangibles, representing the unamortized balance of our customer relationships intangible asset obtained in the acquisition of the bottling operations in Norway and Sweden.

Liabilities and Equity

2010 Versus 2009

Accounts payable and accrued expenses increased $226 million, or 15.5 percent, to $1.7 billion at December 31, 2010. This increase was primarily driven by (1) the acquisition of the bottling operations in Norway and Sweden; (2) higher year-over-year accrued compensation and benefits due to the addition of accruals for our Corporate employees that were not included in our December 31, 2009 balance sheet since they were employees of Legacy CCE at that time; and (3) increased trade accounts payable and marketing costs.

Our total long-term debt (third party and amounts due to CCE) increased $874 million to $2.1 billion at December 31, 2010. This increase was primarily the result of third party debt issuances of $1.9 billion, offset by the payment of outstanding loans to Legacy CCE of $1 billion.

Contractual Obligations and Other Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2010 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt, excluding capital leases(A)	$2,220	$145	$613	$473	$989
Interest obligations(B)	359	57	106	83	113
Purchase agreements(C)	404	249	142	13	0
Operating leases(D)	311	68	118	96	29
Other purchase obligations(E)	383	383	0	0	0
Capital leases(F)	75	19	32	16	8

Total contractual obligations	$3,752	$921	$1,011	$681	$1,139

(A)	These amounts represent our scheduled maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)

These amounts represent estimated interest payments related to our long-term debt obligations, excluding capital leases. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt, we have estimated interest using the forward interest rate curve. At December 31, 2010, approximately 94 percent of our third party debt portfolio was comprised of fixed-rate debt, and 6 percent was floating-rate debt.

(C)

These amounts represent noncancelable purchase agreements with various suppliers that are enforceable and legally binding and that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. We have excluded amounts related to supply agreements with requirements to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity requirement.

(D)

These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2010. Income associated with sublease arrangements is not significant. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)	These amounts represent outstanding purchase obligations primarily related to commodity purchases and capital expenditures.

(F)

These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension plans for the years ended December 31, 2010 and 2009, as well as our projected contributions for the year ending December 31, 2011 (in millions):

	Actual(A)		Projected(A)
	2010	2009	2011
Total pension contributions	$116	$87	$58

(A)	These amounts represent only Company-paid contributions.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

We make judgments and estimates with underlying assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed in this section. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our Consolidated Financial Statements.

Allocation of Legacy CCE Corporate Expenses

Prior to the Merger, our Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger. During the first nine months of 2010, our allocated expenses from Legacy CCE’s corporate segment totaled $160 million. During 2009 and 2008, our allocated expenses from Legacy CCE’s corporate segment totaled $168 million and $139 million, respectively.

We determined that volume was the most appropriate measure to allocate Legacy CCE corporate expenses that were global in nature and not specifically identified as being associated with Legacy CCE’s North America or Europe operating segments due to a number of factors including, but not limited to, the following: (1) volume represented Legacy CCE’s most important non-financial metric and (2) volume is a key driver of the cost of doing business. The following table summarizes the estimated amount of expense that would have been allocated to us based on various metrics that were considered (in millions):

Allocation Metric	2010(A)	2009	2008
Volume	$160	$168	$139
Revenue	168	175	147
Gross profit	166	173	145
Property, plant, and equipment	166	175	143
Employee headcount	138	142	124

(A)	Amounts are through the effective date of the Merger.

Pension Plan Valuations

We sponsor a number of defined benefit pension plans covering substantially all of our employees. Several critical assumptions are made in determining our pension plan liabilities and related pension expense. We believe the most critical of these assumptions are the discount rate, salary rate of inflation, and expected long-term return on assets (EROA). Other assumptions we make are related to employee demographic factors such as mortality rates, retirement patterns, and turnover rates.

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (5.6 percent for the year ended December 31, 2010 and 5.5 percent as of December 31, 2010) by 0.5 percent would have increased our 2010 pension expense by approximately $10 million and the projected benefit obligation (PBO) by approximately $90 million.

We determine the salary rate of inflation by considering the following factors: (1) expected long-term price inflation; (2) allowance for merit and promotion increases; (3) prior years’ actual experience; and (4) any known short-term actions. Increasing our salary rate of inflation (4.0 percent for the year ended December 31, 2010 and 3.9 percent as of December 31, 2010) by 0.5 percent would have increased our 2010 pension expense by approximately $5 million and the PBO by approximately $25 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Decreasing the EROA (7.0 percent for the year ended December 31, 2010) by 0.5 percent would have increased our pension expense in 2010 by approximately $5 million.

We utilize the five-year asset smoothing technique to recognize market gains and losses for pension plans representing 83 percent of our pension plan assets. During 2008, we experienced a significant decline in the market value of our pension plan assets and, in 2009 and 2010, we experienced significant increases in the market value of our pension assets. As a result of the asset smoothing technique we utilize, gains and losses do not fully impact our pension expense immediately.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $0.9 billion, $0.8 billion, and $1.2 billion in 2010, 2009, and 2008, respectively. The reduction in the cost of these programs during 2009 was principally due to a law change in France that resulted in the cost of these programs being provided as an on-invoice reduction.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. In part due to the length of time necessary to obtain relevant data from our customers, actual amounts paid can differ from these estimates. During the years ended December 31, 2010, 2009, and 2008, we recorded net customer marketing accrual reductions related to estimates for prior year programs of $1 million, $12 million, and $33 million, respectively.

Contingencies

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

For information about our workforce, refer to Note 8 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Not applicable.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current Trends and Uncertainties

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2010, approximately 94 percent of our debt portfolio was comprised of fixed-rate debt and 6 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of December 31, 2010 would change the fair value of our fixed-rate debt outstanding as of December 31, 2010 by approximately $125 million.

We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of December 31, 2010 would change interest expense on an annual basis by approximately $2 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our entire operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the year ended December 31, 2010 by approximately $100 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, steel, PET (plastic), sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market price of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $15 million.

Certain of our suppliers could restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of December 31, 2010, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $3 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Consolidated Financial Statements.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. Our financial results are greatly impacted by our relationship with TCCC. For additional information about our transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2010. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.

Audit Committee’s Responsibility

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting, and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of our independent registered public accounting firm and approves decisions regarding the appointment or removal of our Vice President of Internal Audit. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Our independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/S/ JOHN F. BROCK
Chairman and Chief Executive Officer

/S/ WILLIAM W. DOUGLAS III
Executive Vice President and Chief Financial Officer

/S/ SUZANNE D. PATTERSON
Vice President, Controller, and Chief Accounting Officer

Atlanta, Georgia

February 11, 2011

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises, Inc. (formerly known as International CCE Inc.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises, Inc. (formerly known as International CCE Inc.) at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 11, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Coca-Cola Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises, Inc. (formerly known as International CCE Inc.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareowners’ equity, and cash flows of Coca-Cola Enterprises, Inc. (formerly known as International CCE Inc.) for each of the three years in the period ended December 31, 2010, and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 11, 2011

Coca-Cola Enterprises, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2010	2009	2008
Net operating revenues	$6,714	$6,517	$6,619
Cost of sales	4,234	4,113	4,269

Gross profit	2,480	2,404	2,350
Selling, delivery, and administrative expenses	1,670	1,599	1,598

Operating income	810	805	752
Interest expense, net – third party	30	24	74
Interest expense, net – Coca-Cola Enterprises Inc.	33	59	45
Other nonoperating (expense) income, net	(1)	5	(4)

Income before income taxes	746	727	629
Income tax expense	122	151	115

Net income	$624	$576	$514

Basic earnings per common share	$1.84	$1.70	$1.52

Diluted earnings per common share	$1.83	n/a	n/a

Dividends declared per common share	$0.12	n/a	n/a

Basic weighted average common shares outstanding	339	339	339

Diluted weighted average common shares outstanding	340	n/a	n/a

Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$19	$21	$20
Cost of sales	(1,867)	(1,829)	(1,869)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises, Inc.

Consolidated Balance Sheets

	December 31,
(in millions)	2010	2009
ASSETS
Current:
Cash and cash equivalents	$321	$404
Trade accounts receivable, less allowances of $16 and $13, respectively	1,329	1,309
Amounts receivable from The Coca-Cola Company	86	78
Amounts due from Coca-Cola Enterprises Inc.	0	153
Inventories	367	288
Prepaid expenses and other current assets	127	124

Total current assets	2,230	2,356
Amounts due from Coca-Cola Enterprises Inc.	0	193
Property, plant, and equipment, net	2,220	1,883
Franchise license intangible assets, net	3,828	3,487
Goodwill	131	0
Other noncurrent assets, net	187	53

Total assets	$8,596	$7,972

LIABILITIES
Current:
Accounts payable and accrued expenses	$1,668	$1,442
Amounts payable to The Coca-Cola Company	112	130
Current portion of third party debt	162	620

Total current liabilities	1,942	2,192
Amounts due to Coca-Cola Enterprises Inc.	0	1,015
Third party debt, less current portion	2,124	235
Other noncurrent liabilities, net	149	179
Noncurrent deferred income tax liabilities	1,238	1,172

Total liabilities	5,453	4,793
SHAREOWNERS’ EQUITY
Coca-Cola Enterprises Inc. net investment	0	3,367
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 340,561,761 and 0 shares, respectively	3	0
Additional paid-in capital	3,628	0
Reinvested earnings	57	0
Accumulated other comprehensive loss	(345)	(188)
Common stock in treasury, at cost – 7,999,085 and 0 shares, respectively	(200)	0

Total shareowners’ equity	3,143	3,179

Total liabilities and shareowners’ equity	$8,596	$7,972

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$624	$576	$514
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	264	280	294
Deferred income tax (benefit) expense	(6)	20	40
Pension expense less than contributions	(78)	(53)	(32)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts receivables	(14)	(163)	(120)
Inventories	(46)	(21)	(18)
Prepaid expenses and other assets	(6)	7	(25)
Accounts payable and accrued expenses	102	140	40
Other changes, net	(15)	41	0

Net cash derived from operating activities	825	827	693

Cash Flows from Investing Activities:
Capital asset investments	(291)	(250)	(297)
Acquisition of bottling operations, net of cash acquired	(799)	0	0
Net change in amounts due from Coca-Cola Enterprises Inc.	351	(21)	0
Other investing activities, net	0	2	(2)

Net cash used in investing activities	(739)	(269)	(299)

Cash Flows from Financing Activities:
Change in commercial paper, net	4	(79)	35
Issuances of third party debt	1,871	172	40
Payments on third party debt	(459)	(122)	(847)
Share repurchase	(200)	0	0
Net change in amounts due to Coca-Cola Enterprises Inc.	(1,048)	(307)	488
Dividend payments on common stock	(40)	0	0
Exercise of employee share options	13	0	0
Contributions to Coca-Cola Enterprises Inc.	(291)	0	0
Other financing activities, net	6	0	0

Net cash used in financing activities	(144)	(336)	(284)

Net effect of currency exchange rate changes on cash and cash equivalents	(25)	8	(16)

Net Change in Cash and Cash Equivalents	(83)	230	94
Cash and Cash Equivalents at Beginning of Year	404	174	80

Cash and Cash Equivalents at End of Year	$321	$404	$174

Supplemental Noncash Investing and Financing Activities:
Capital lease additions	$37	$6	$7

Supplemental Disclosure of Cash Paid for:
Income taxes, net	$185	$116	$101
Interest, net of amounts capitalized—third party	28	25	78
Interest, net of amounts capitalized—Coca-Cola Enterprises Inc.	55	73	66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises, Inc.

Consolidated Statements of Shareowners’ Equity

	Common Stock Issued
(in millions)	Shares	Amount	Additional Paid-In Capital	Reinvested Earnings	Coca-Cola Enterprises Inc. Net Investment	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareowners’ Equity	Comprehensive Income (Loss)
Balance as of January 1, 2008	n/a	n/a	n/a	n/a	$2,202	$345	n/a	$2,547	$0
Net Income	n/a	n/a	n/a	n/a	514	0	n/a	514	514
Other investment changes, net	n/a	n/a	n/a	n/a	27	0	n/a	27	0
Pension liability adjustments, net of tax	n/a	n/a	n/a	n/a	0	(103)	n/a	(103)	(103)
Cash flow hedges, net of tax	n/a	n/a	n/a	n/a	0	18	n/a	18	18
Impact of adopting new accounting standards	n/a	n/a	n/a	n/a	0	(11)	n/a	(11)	0
Currency translations	n/a	n/a	n/a	n/a	0	(566)	n/a	(566)	(566)

Balance as of December 31, 2008	n/a	n/a	n/a	n/a	2,743	(317)	n/a	2,426	(137)

Net Income	n/a	n/a	n/a	n/a	576	0	n/a	576	576
Other investment changes, net	n/a	n/a	n/a	n/a	48	0	n/a	48	0
Pension liability adjustments, net of tax	n/a	n/a	n/a	n/a	0	(39)	n/a	(39)	(39)
Cash flow hedges, net of tax	n/a	n/a	n/a	n/a	0	(16)	n/a	(16)	(16)
Currency translations	n/a	n/a	n/a	n/a	0	184	n/a	184	184

Balance as of December 31, 2009	0	$0	$0	$0	3,367	(188)	$0	3,179	705

Net Income	0	0	0	97	527	0	0	624	624
Coca-Cola Enterprises Inc. net investment changes	0	0	0	0	(335)	0	0	(335)	0
Elimination of Coca-Cola Enterprises Inc. net investment	0	0	3,559	0	(3,559)	0	0	0	0
Other adjustments, net	0	0	46	0	0	0	0	46	0
Issuance of Coca-Cola Enterprises, Inc. common stock	339	3	(3)	0	0	0	0	0	0
Exercise of employee share options	2	0	14	0	0	0	0	14	0
Deferred compensation plans	0	0	(1)	0	0	0	2	1	0
Share-based compensation expense	0	0	10	0	0	0	0	10	0
Tax benefit from share-based compensation awards	0	0	3	0	0	0	0	3	0
Dividends declared on common stock	0	0	0	(40)	0	0	0	(40)	0
Shares repurchased under our publicly announced share repurchase program	(8)	0	0	0	0	0	(200)	(200)	0
Shares withheld for taxes on share-based payment awards	0	0	0	0	0	0	(2)	(2)	0
Pension liability adjustments, net of tax	0	0	0	0	0	30	0	30	30
Cash flow hedges, net of tax	0	0	0	0	0	(9)	0	(9)	(9)
Currency translations	0	0	0	0	0	(178)	0	(178)	(178)

Balance as of December 31, 2010	333	$3	$3,628	$57	$0	$(345)	$(200)	$3,143	$467

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 2, 2010, The Coca-Cola Company (TCCC) acquired Coca-Cola Enterprises Inc. (Legacy CCE) through a merger (the Merger) of a newly created TCCC subsidiary with and into Legacy CCE, with Legacy CCE continuing as the surviving corporation and a wholly owned subsidiary of TCCC. Immediately prior to the Merger, Legacy CCE separated its European operations and transferred those businesses, along with Coca-Cola Enterprises (Canada) Bottling Finance Company and a related portion of its corporate segment, to a new legal entity, International CCE Inc., which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”). Thus, at the time of the Merger, Legacy CCE consisted of its businesses of marketing, producing, and distributing nonalcoholic beverages in the United States, Canada, the British Virgin Islands, the United States Virgin Islands, and the Cayman Islands and a substantial majority of its corporate segment (Legacy CCE’s North American Business). Following the Merger, Legacy CCE, as a subsidiary of TCCC, owns and is liable for a substantial majority of the assets and liabilities of Legacy CCE’s North American Business, including Legacy CCE’s accumulated benefit obligations relating to Legacy CCE’s North American Business. The Merger Agreement (the Agreement) was dated February 25, 2010, and contains provisions for post-closing adjustment payments between the parties as described below.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a working capital adjustment of $55 million (of which $6 million, representing the final working capital settlement, is owed to TCCC as of December 31, 2010 and has been recorded in Amounts payable to TCCC on our Consolidated Balance Sheets). The Norway-Sweden SPA also contains a provision for adjustment payments between the parties based upon the adjusted EBITDA (as defined) of the Norway and Sweden business for the twelve months ended December 31, 2010. This EBITDA adjustment is still being determined, and we expect it to be concluded in the first six months of 2011.

Several provisions in the Agreement and in the Norway-Sweden SPA require adjustment payments between us and TCCC based on the final determination of (1) working capital of Legacy CCE’s North American Business as of the effective date of the Merger; (2) working capital of the bottling operations in Norway and Sweden as of the effective date of the Merger; and (3) the difference between the Gross Indebtedness of Legacy CCE’s North American Business immediately prior to the effective date of the Merger and the $8.88 billion target Gross Indebtedness. The working capital adjustments related to the North American Business and the bottling operations in Norway and Sweden resulted in amounts owed to TCCC of approximately $2 million and $6 million, respectively. The adjustment related to Legacy CCE’s Gross Indebtedness resulted in a receivable from TCCC of approximately $22 million. The amounts due to TCCC have been recorded in Amounts payable to TCCC on our Consolidated Balance Sheets, and the amount due from TCCC has been recorded in Amounts receivable from TCCC on our Consolidated Balance Sheets. The settlement of Legacy CCE’s cash balances as of the effective date of the Merger was not resolved as of December 31, 2010.

The Agreement also includes customary covenants, a non-compete covenant with respect to CCE, and a right for us to acquire TCCC’s interest in TCCC’s German bottling operations for a mutually agreed upon fair value between 18 and 39 months after the date of the Agreement, on terms to be agreed.

Under the Agreement, we agreed to indemnify TCCC for liabilities, including but not limited to, those resulting from the breach of representations, warranties, or covenants of Legacy CCE or CCE, and liabilities of CCE, as defined, set forth in the Agreement and certain ancillary agreements prior to the effective date of the Merger. In accordance with the Agreement, if losses relating to breaches of Legacy CCE’s representations and warranties exceed $200 million, then we must pay up to $250 million of losses in excess of the $200 million (other than breaches of certain fundamental representations or warranties, as defined, in respect of which we are liable for all losses, and losses relating to tax matters, which are governed by the Tax Sharing Agreement). If we cannot pay the amount we are required to pay to indemnify TCCC, TCCC can pursue claims against us as an unsecured general creditor of CCE. We may also have to pay special damages of up to $200 million under certain circumstances. If we intentionally and recklessly disregard our obligations under the Agreement or fail to cure any breach of a covenant, then TCCC may seek special damages which are not capped against us which could include exemplary, punitive, consequential, incidental, indirect, or special damages or lost profits.

In addition, under the Tax Sharing Agreement among us, Legacy CCE, and TCCC, we have agreed to indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to us, generally for taxes related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the Tax Sharing Agreement and, in certain situations, we will pay to TCCC (1) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (2) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by CCE in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice; (3) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the Merger and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes. There is no cap on these indemnifications. For additional information about this indemnification, refer to Note 10.

As part of the Merger, on October 2, 2010, (1) each outstanding share of common stock of Legacy CCE, excluding shares held by TCCC, were converted into the right to receive one share of our common stock and cash consideration of $10.00, and (2) TCCC, which owned approximately 34 percent of the outstanding shares of Legacy CCE prior to the Merger, became the owner of all of the shares of Legacy CCE common stock.

Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were issued and outstanding. Our stock is listed for trading on the New York Stock Exchange under the symbol “CCE.” In connection with the issuance of our stock, we filed a Registration Statement on Form S-4 (File No. 333-167067) with the Securities and Exchange Commission that was declared effective on August 25, 2010 (the Registration Statement).

We and Legacy CCE’s North American Business incurred transaction related expenses totaling $105 million prior to the Merger. During the fourth quarter of 2010, we incurred additional transaction related expenses totaling $8 million, principally related to the termination of Legacy CCE’s executive pension plan.

Legacy CCE was named in a number of lawsuits relating to the transaction that we assumed upon consummation of the Merger. For additional information about these lawsuits, refer to Note 8.

The following transactions occurred during the third and fourth quarters of 2010 in connection with the Merger and the creation of CCE. These transactions are reflected in our Consolidated Financial Statements.

•

To finance the acquisition of the bottling operations in Norway and Sweden and the $10.00 per share cash consideration in the Merger, we issued the following unsecured debt (1) $475 million aggregate principal amount of 2.125 percent fixed rate notes due September 2015; (2) $525 million aggregate principal amount of 3.5 percent fixed rate notes due September 2020; (3) €350 million aggregate principal amount of 3.125 percent fixed rate notes due September 2017; and (4) $225 million of commercial paper (refer to Note 6).

•

We entered into a $1 billion senior unsecured four-year committed revolving credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program and supports our working capital needs. Now that the Merger has closed, we no longer benefit from any financing arrangements with, or cash advances from, Legacy CCE.

•

We made payments to TCCC in the amount of approximately $871 million to fund the acquisition of the bottling operations in Norway and Sweden (amount includes a preliminary working capital adjustment of $49 million). The amount paid, net of cash acquired, is reflected as a cash outflow in the investing activities section of our Consolidated Statement of Cash Flows.

In connection with the Merger, we (1) signed license agreements with TCCC for each of our territories with terms of 10 years each, with each containing the right for us to request a 10-year renewal, and (2) signed a five-year agreement with TCCC for an incidence-based concentrate pricing model across all of our territories.

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year.

Basis of Presentation

Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company.

Prior to the Merger, our Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 3).

Total interest expense represents interest incurred on third party debt, as well as amounts due to Legacy CCE prior to the Merger. No interest expense incurred by Legacy CCE was allocated to us as Legacy CCE’s third party debt was not specifically related to our operations.

Prior to the Merger, total equity represented Legacy CCE’s interest in our recorded net assets, as well as accumulated other comprehensive income (loss) (AOCI) attributable to CCE. The Legacy CCE net investment balance represented the cumulative net investment by Legacy CCE in us, including any prior net income and certain transactions between CCE and Legacy CCE, such as allocated expenses. In addition, prior to the Merger, we made several cash contributions to Legacy CCE in connection with activities necessary to facilitate the Merger. Subsequent to the Merger, Legacy CCE’s net investment balance was eliminated and recorded to additional paid-in capital (APIC) on our Consolidated Balance Sheets to reflect the issuance of our common shares.

Following the Merger, our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in 2010 versus 2009 and there was one less selling day in 2009 versus 2008 (based upon a standard five-day selling week).

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions by management that affect reported amounts. Actual results could differ materially from those estimates.

Net Operating Revenue

We recognize net operating revenues when all of the following conditions are met: (1) evidence of a binding arrangement exists (generally, purchase orders); (2) products have been delivered and there is no future performance required; and (3) amounts are collectible under normal payment terms. For product sales, these conditions typically occur when the products are delivered to or picked up by our customers and, in the case of full-service vending, when cash is collected from vending machines. Revenue is stated net of sales discounts and marketing and promotional incentives paid to customers.

We record the majority of taxes collected from customers and remitted to governmental authorities on a net basis (i.e. excluded from net operating revenues). Certain excise and packaging taxes, which totaled approximately $210 million during 2010 and $185 million during each of the years of 2009 and 2008, were recorded on a gross basis (i.e. included in net operating revenues). The increase in taxes recorded on a gross basis in 2010 is primarily attributable to our acquisition of the bottling operations in Norway, which have a high percentage of excise taxes recorded on a gross basis relative to net operating revenues.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $0.9 billion, $0.8 billion, and $1.2 billion in 2010, 2009, and 2008, respectively. The reduction in the cost of these programs during 2009 was principally due to a law change in France that resulted in the cost of these programs being provided as an on-invoice reduction.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume.

Licensor Support Arrangements

We participate in various funding programs supported by TCCC or other licensors whereby we receive funds from the licensors to support customer marketing programs or other arrangements that promote the sale of the licensors’ products. Under these programs, certain costs incurred by us are reimbursed by the applicable licensor. Payments from TCCC and other licensors for marketing programs and other similar arrangements to promote the sale of products are classified as a reduction in cost of sales, unless we can overcome the presumption that the payment is a reduction in the price of the licensor’s products. Payments for marketing programs are recognized as product is sold.

For additional information about our transactions with TCCC, refer to Note 3.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Operations. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in selling, delivery, and administrative (SD&A) expenses on our Consolidated Statements of Operations and totaled approximately $261 million, $247 million, and $272 million in 2010, 2009, and 2008, respectively. Our customers do not pay us separately for shipping and handling costs.

Share-Based Compensation

Certain of our employees participated in share-based compensation plans sponsored by Legacy CCE. These plans provided the employees with non-qualified share options to purchase Legacy CCE stock or restricted shares (units) of Legacy CCE stock. Some of the awards contained performance or market conditions that were based on the stock price or performance of Legacy CCE. Prior to the Merger, compensation expense related to these share-based payment awards was included in our Consolidated Statements of Operations based on specific identification for Legacy CCE’s European employees, and for Legacy CCE’s corporate employees based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented.

On the effective date of the Merger, our employees had their Legacy CCE share-based awards converted into share-based payment awards of our common stock. Such awards were converted in a manner that provided the employee with the same intrinsic value in our shares as the employee had in Legacy CCE shares immediately prior to the effective date of the Merger. Service vesting requirements of converted share-based awards still need to be satisfied for the awards to vest.

For awards granted subsequent to the Merger and for the portion of converted awards unvested as of the date of the Merger, compensation expense equal to the grant-date fair value is recognized for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We recognize compensation expense for our performance share units when it becomes probable that the performance criteria specified in the plan will be achieved. All compensation expense related to our share-based payment awards is recorded in SD&A expenses. We determine the grant-date fair value of our share-based payment awards using a Black-Scholes model. Refer to Note 11.

Earnings Per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. Prior to the Merger, we used 339,064,025 as our number of basic shares outstanding, which represents the number of Legacy CCE shares converted into our shares on the effective date of the Merger. In addition, prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied. Refer to Note 12.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, we believe this risk is mitigated due to the diverse nature of the customers we serve, including, but not limited to, their type, geographic location, size, and beverage channel. Potential losses on our receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, accounts receivable are collected on average within 60 to 70 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due. We also carry credit insurance on a portion of our accounts receivable balance.

The following table summarizes the change in our allowance for losses on trade accounts receivable for the periods presented (in millions):

Accounts Receivable Allowance
Balance at December 31, 2007	$18
Provision	2
Write-offs	(5)

Balance at December 31, 2008	15
Provision	2
Write-offs	(4)

Balance at December 31, 2009	13
Provision	7
Write-offs	(4)

Balance at December 31, 2010	$16

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of December 31, 2010 and 2009 (in millions):

	2010	2009
Finished goods	$230	$193
Raw materials and supplies	137	95

Total inventories	$367	$288

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. The following table summarizes the classification of depreciation and amortization expense in our Consolidated Statements of Operations for the periods presented:

Statements of Operations Location	2010	2009	2008
Selling, delivery, and administrative expenses	$169	$177	$192
Cost of sales	95	103	102

Total depreciation and amortization	$264	$280	$294

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to buildings and fleet assets. Amortization of capital lease assets is included in depreciation expense. Our interests in assets acquired under capital leases totaled $62 million as of December 31, 2010, net of accumulated amortization of $100 million. The net present value of amounts due under capital leases, including residual value guarantees, are recorded as liabilities and are included in total debt. Refer to Note 6.

We assess the recoverability of the carrying amount of our property, plant, and equipment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we determine that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, we record an impairment loss equal to the excess of the carrying amount over the estimated fair value of the asset or asset group.

We capitalize certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

The following table summarizes our property, plant, and equipment as of December 31, 2010 and 2009 (in millions):

	2010	2009	Useful Life
Land	$157	$125	n/a
Building and improvements	887	773	20 to 40 years
Machinery, equipment, and containers	1,455	1,328	3 to 20 years
Cold drink equipment	1,369	1,403	5 to 13 years
Vehicle fleet	109	100	5 to 20 years
Furniture, office equipment, and software	291	243	3 to 10 years

Property, plant, and equipment	4,268	3,972
Less: Accumulated depreciation and amortization	2,172	2,188

	2,096	1,784
Construction in process	124	99

Property, plant, and equipment, net	$2,220	$1,883

Income Taxes

We compute and report income taxes on a separate return basis and recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We record interest and penalties related to unrecognized tax positions in interest expense, net and other nonoperating income (expense), net, respectively, on our Consolidated Statements of Operations. Refer to Note 10.

The historical earnings of our non-U.S. subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution to the U.S. of these non-U.S. earnings in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

During the fourth quarter of 2010, we began repatriating to the U.S. a portion of our current year non-U.S. earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. As current year earnings are repatriated to the U.S., we record U.S. income taxes, as adjusted for foreign tax credits and withholding taxes payable to the various non-U.S. countries. Our historical earnings will continue to remain permanently reinvested, and if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S. in any given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our non-U.S. operations, non-U.S. debt, and to fund future acquisitions. For additional information about our income taxes, refer to Note 10.

Currency Translation

The assets and liabilities of our operations are translated from local currencies into our reporting currency, U.S. dollars, at currency exchange rates in effect at the end of a reporting period. Gains and losses from the translation of our entities are included in AOCI on our Consolidated Balance Sheets (refer to Note 13). Revenues and expenses are translated at average monthly currency exchange rates. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating income (expense), net on our Consolidated Statements of Operations.

Fair Value Measurements

The fair values of our cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are calculated based on debt with similar maturities and credit quality and current market interest rates (refer to Note 6). The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments (refer to Note 5). These values represent the estimated amounts we would receive upon sale or pay upon transfer, taking into consideration current market rates and creditworthiness.

The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of December 31, 2010 and December 31, 2009 (in millions):

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets (A)	$29	$0	$29	$0

Derivative liabilities(A)	$25	$0	$25	$0

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(B)	$143	$0	$143	$0
Derivative assets (A)	32	0	32	0

Total assets	$175	$0	$175	$0

Derivative liabilities(A)	$16	$0	$16	$0

(A)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. Refer to Note 5.

(B)

We had investments in certain money market funds that hold government securities. We classified these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The carrying value of these investments approximated fair value because of their short maturities. These investments were not publicly traded, so their fair value was determined based on the values of the underlying investments in the money market funds.

During the fourth quarter of 2010, we acquired the bottling operations in Norway and Sweden from TCCC. All acquired assets and liabilities assumed were recorded at fair value on the date of acquisition, with the difference between the consideration paid and the fair value of the acquired assets and liabilities recorded as goodwill. For additional information about the acquisition of the bottling operations in Norway and Sweden, refer to Note 17.

As part of the Merger, we entered into a Tax Sharing Agreement with TCCC. We have estimated the fair value of our indemnification obligation under this agreement to be approximately $38 million, of which $10 million relates to items we have determined were probable as of the date of the Merger. For additional information about this indemnification liability, refer to Note 10.

Derivative Financial Instruments

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements. Refer to Note 5.

Note 2

FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in our net franchise license intangible assets and goodwill for the periods presented (in millions):

	Franchise License Intangible Assets	Goodwill
Balance at December 31, 2007	$4,075	$0
Currency translation adjustments	(845)	0

Balance at December 31, 2008	3,230	0
Currency translation adjustments	257	0

Balance at December 31, 2009	3,487	0
Acquisition of the bottling operations in Norway and Sweden	496	131
Currency translation adjustments	(155)	0

Balance at December 31, 2010	$3,828	$131

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our license agreements with TCCC for each of our territories have terms of 10 years each and expire on October 2, 2020, with each containing the right for us to request a 10-year renewal. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed and, therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the contractual provisions of our franchise license agreements, our mutually beneficial relationship with TCCC, and our history of renewals, we have assigned indefinite lives to all of our franchise license intangible assets.

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually, or more frequently if facts or circumstances indicate they may be impaired. The annual testing date for impairment purposes is the last reporting day of October, which was established upon discontinuing the amortization of our franchise license intangible assets and goodwill in 2002. The impairment tests for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit to its carrying amount to determine if a write down to fair value is required. If the carrying amount of the franchise license intangible assets exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount. The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after adjusting for any franchise license impairment charges (net of tax). If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount. Any subsequent recoveries in the estimated fair values of our franchise license intangible assets or goodwill are not recorded. The fair values calculated in these impairment tests are determined using discounted cash flow models involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value.

2010 Impairment Analysis

Based on our review of the facts and circumstances and updated assumptions, we did not perform a full annual impairment analysis of our franchise license intangible assets or goodwill during 2010 since we concluded it was remote that changes in the facts and circumstances would have caused the fair value of these assets to fall below their carrying amounts. This conclusion was based on the following factors: (1) the fair value of our franchise license intangible assets exceeded its carrying amount by a substantial margin in the most recent annual impairment analysis performed; (2) our business performance during 2010 exceeded the forecast used to estimate fair value in the most recent impairment analysis performed; (3) our outlook for 2011 and beyond is greater than the forecast used to estimate fair value in the most recent impairment analysis performed; (4) other significant assumptions used in estimating fair value, such as our weighted average cost of capital, have improved since the most recent impairment analysis performed; and (5) we have experienced significant appreciation in our market capitalization.

2009 and 2008 Impairment Analyses

During 2009 and 2008, our franchise license intangible assets were included as part of Legacy CCE’s impairment testing. Legacy CCE performed its impairment tests at its operating segment level, which were Legacy CCE’s reporting units. The results of the impairment tests performed by Legacy CCE during these periods indicated that the fair value of our franchise license intangible assets (Legacy CCE’s Europe operating segment) exceeded their carrying amounts by a substantial margin.

Note 3

RELATED PARTY TRANSACTIONS

Transactions with TCCC

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified.

In connection with the Merger, we (1) signed license agreements with TCCC for each of our territories with terms of 10 years each, with each containing the right for us to request a 10-year renewal, and (2) signed a five-year agreement with TCCC for an incidence-based concentrate pricing model across all of our territories.

The following table summarizes the transactions with TCCC that directly affected our Consolidated Statements of Operations for the periods presented (in millions):

	2010	2009	2008
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$19	$21	$20

Amounts affecting cost of sales:
Purchases of concentrate, mineral water, and juice	$(2,017)	$(1,971)	$(2,034)
Purchases of finished products	(28)	(26)	(21)
Marketing support funding earned	178	168	186

Total	$(1,867)	$(1,829)	$(1,869)

Fountain Syrup and Packaged Product Sales

We act as a billing and delivery agent for TCCC in certain territories for certain fountain customers on behalf of TCCC and receive distribution fees from TCCC for those sales. We invoice and collect amounts receivable for these fountain syrup sales on behalf of TCCC. We also sell bottle and can products to TCCC at prices that are generally similar to the prices charged by us to our major customers.

Purchases of Concentrate, Mineral Water, Juice, and Finished Products

We purchase concentrate, mineral water, and juice from TCCC to produce, package, distribute, and sell TCCC’s products under product licensing agreements. We also purchase finished products from TCCC for sale within certain territories. The product licensing agreements give TCCC complete discretion to set prices of concentrate and finished products. Pricing of mineral water is also based on contractual arrangements with TCCC.

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are generally determined annually and are periodically reassessed as the programs progress. Under the licensing agreements, TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs with other licensees may differ. Marketing support funding programs granted to us, intended to offset a portion of the costs of the programs, provide financial support principally based on product sales or upon the completion of stated requirements.

Legacy CCE and TCCC had a Global Marketing Fund, under which TCCC was obligated to pay Legacy CCE $61.5 million annually through December 31, 2014, as support for marketing activities. Following the Merger, and as part of the five-year agreement with TCCC for an incidence-based concentrate pricing model, we will continue to receive $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of those plans, when such failure is within our reasonable control.

Other Transactions

As part of the Agreement, TCCC agreed to provide us with certain transition services under a Transition Services Agreement relating to certain financial and human resources services. The Transition Services Agreement will continue until October 2, 2011, provided that we may extend services for a period of up to six additional months.

Other transactions with TCCC include management fees, office space leases, and purchases of point-of-sale and other advertising items, all of which were not material to our Consolidated Financial Statements.

Cold Drink Equipment Placement Programs

We and TCCC are parties to the Cold Drink Equipment Purchase Partnership Programs (Jumpstart Programs). The Jumpstart Programs were designed to promote the purchase and placement of cold drink equipment. By the end of 2007, we had met our obligations to purchase and place cold drink equipment (principally vending machines and coolers). Under the Jumpstart Programs, as amended, we agree to:

•	Maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement;

•	Maintain and stock the equipment in accordance with specified standards for marketing TCCC products;

•

Report annually to TCCC during the period the equipment is in service whether or not, on average, the equipment purchased has generated a contractually stated minimum sales volume of TCCC products; and

•

Relocate equipment if the previously placed equipment is not generating sufficient sales volume of TCCC products to meet the minimum requirements. Movement of the equipment is only required if it is determined that, on average, sufficient volume is not being generated, and it would help to ensure our performance under the Jumpstart Programs.

Historically, our throughput on equipment placed under the Jumpstart Programs has exceeded the throughput requirements of the Jumpstart Programs, and we have not had material movements of equipment required.

Transactions with Legacy CCE

Amounts Due To/From Legacy CCE

Prior to the Merger, we had amounts due to/from Legacy CCE with various maturity dates that were typically issued at fixed interest rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were settled in the third quarter of 2010. The total amount due to Legacy CCE was $1,015 million as of December 31, 2009. These amounts are included in Amounts due to Coca-Cola Enterprises Inc. on our Consolidated Balance Sheets. Interest expense on these amounts totaled $40 million, $68 million, and $60 million during 2010, 2009, and 2008, respectively. The total amount due from Legacy CCE was $346 million as of December 31, 2009. These amounts are included in Amounts due from Coca-Cola Enterprises Inc. on our Consolidated Balance Sheets. Interest income on these amounts totaled $7 million, $9 million, and $15 million during 2010, 2009, and 2008, respectively. For additional information about our amounts due to/from Legacy CCE, refer to Note 6.

Allocation of Legacy CCE Corporate Expenses

Prior to the Merger, our Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger. During the first nine months of 2010, our allocated expenses from Legacy CCE’s corporate segment totaled $160 million. During 2009 and 2008, our allocated expenses from Legacy CCE’s corporate segment totaled $168 million and $139 million, respectively.

Note 4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of December 31, 2010 and 2009 (in millions):

	2010	2009
Trade accounts payable	$494	$440
Accrued marketing costs	470	447
Accrued compensation and benefits	281	235
Accrued taxes	139	130
Accrued deposits	99	77
Other accrued expenses	185	113

Accounts payable and accrued expenses	$1,668	$1,442

Note 5

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Consolidated Balance Sheets as of December 31, 2010 and 2009 (in millions):

	Location – Balance Sheets	2010	2009
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements(A)	Prepaid expenses and other current assets	$0	$15
Non-U.S. currency contracts(B)	Prepaid expenses and other current assets	11	8
Non-U.S. currency contracts	Other noncurrent assets, net	13	0

Total		24	23

Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	4	9
Commodity contracts	Other noncurrent assets, net	1	0

Total		5	9

Total Assets		$29	$32

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements(A)	Accounts payable and accrued expenses	$0	$1
Non-U.S. currency contracts(B)	Accounts payable and accrued expenses	17	4
Non-U.S. currency contracts	Other noncurrent liabilities, net	1	11

Total		18	16

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Accounts payable and accrued expenses	7	0

Total Liabilities		$25	$16

(A)	Amounts include the gross interest receivable or payable on our interest rate swap agreements.

(B)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

Fair Value Hedges

We utilized certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized immediately in interest expense, net – third party. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of December 31, 2009 (no such hedges were outstanding as of December 31, 2010):

	2010		2009
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	n/a	n/a	EUR 300 million	November 2010

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Consolidated Statements of Operations for the periods presented (in millions):

Fair Value Hedging Instruments(A)	Location – Statement of Operations	2010	2009	2008
Interest rate swap agreements	Interest expense, net – third party	$(12)	$0	$14
Fixed-rate debt	Interest expense, net – third party	12	0	(14)

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in a non-functional currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in AOCI on our Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of December 31, 2010 and 2009 (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	2010		2009
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 1.3 billion	June 2021	USD 457 million	March 2013

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Consolidated Statements of Operations for the periods presented (in millions):

	Amount of Gain/ (Loss) Recognized in AOCI on Derivative Instruments(A)
Cash Flow Hedging Instruments	2010	2009	2008
Non-U.S. currency contracts	$9	$(11)	$23

		Amount of Gain/ (Loss) Reclassified from AOCI into Earnings(B)
Cash Flow Hedging Instruments	Location – Statements of Operations	2010	2009	2008
Non-U.S. currency contracts	Cost of sales	$(4)	$15	$5
Non-U.S. currency contracts	Other nonoperating income (expense), net	22	(10)	0

Total		$18	$5	$5

(A)	The amount of ineffectiveness associated with these hedges was not material.

(B)

Over the next 12 months, deferred losses totaling $1 million are expected to be reclassified from AOCI into the expense line item that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

Economic (Non-designated) Hedges

We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including purchases of raw materials in non-functional currencies, vehicle fuel, aluminum, and sugar. The following table summarizes our outstanding economic hedges as of December 31, 2010 and 2009:

	2010		2009
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 371 million	February 2011	USD 11 million	December 2010
Commodity hedges	USD 35 million	October 2012	USD 55 million	December 2010

Changes in the fair value of outstanding economic hedges are recognized each reporting period in the expense line item that is consistent with the nature of the hedged risk. The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Consolidated Statements of Operations for the periods presented (in millions):

Location – Statements of Operations	2010	2009	2008
Cost of sales	$0	$6	$0
Selling, delivery, and administrative expenses	4	1	(1)
Interest expense, net	2	(3)	0
Other nonoperating income, net	17	0	0

Total	$23	$4	$(1)

Mark-to-market gains/losses related to our non-designated commodity hedges are recognized in our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges.

As of December 31, 2010, our Corporate segment included net mark-to-market gains on non-designated commodity hedges totaling $2 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transaction occurs through 2012. For additional information about our segment reporting, refer to Note 14. The following table summarizes the deferred gain (loss) activity in our Corporate segment during 2010 (in millions):

Net Gains Deferred at Corporate Segment	Cost of Sales	SD&A	Total
Balance at December 31, 2009	$10	$0	$10
Net gains recognized during the period and recorded in the Corporate segment	1	3	4
Less: Net gains transferred to the Europe operating segment	(10)	(2)	(12)

Balance at December 31, 2010	$1	$1	$2

Note 6

DEBT AND CAPITAL LEASES

The following table summarizes our debt as of December 31, 2010 and 2009 (in millions, except rates):

	2010		2009
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$145	0.3%	$0	0.0%
Canadian dollar commercial paper	0	0.0	141	0.3
U.S. dollar notes due 2013-2020(B) (C)	1,393	2.4	0	0.0
Euro notes due 2017(D) (E) (F)	468	3.1	477	1.1
Swiss franc notes due 2013(G )	214	3.8	193	4.4
Capital lease obligations(H)	66	0.0	44	0.0

Total third party debt(I) (J)	2,286		855
Less: current portion of third party debt	162		620

Third party debt, less current portion	$2,124		$235

Amounts due to Legacy CCE(K)	$0	0.0%	$1,015	5.8%

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In September 2010, we issued $475 million, 2.125 percent notes due 2015, and $525 million, 3.5 percent notes due 2020.

(C)	In November 2010, we issued $400 million, 1.125 percent notes due 2013.

(D)	In September 2010, we issued €350 million ($471 million), 3.125 percent notes due 2017.

(E)	In May 2010, €25 million ($33 million), floating rate notes matured.

(F)	In November 2010, €300 million ($421 million), 4.75 percent notes matured.

(G)	Our Swiss franc notes due 2013 are guaranteed by Legacy CCE, as well as CCE.

(H)	These amounts represent the present value of our minimum capital lease payments as of December 31, 2010 and December 31, 2009, respectively.

(I)	At December 31, 2010, approximately $257 million of our outstanding third party debt was issued by our subsidiaries and guaranteed by CCE.

(J)

The total fair value of our outstanding third party debt was $2.2 billion and $863 million at December 31, 2010 and December 31, 2009, respectively. The fair value of our third party debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

(K)

Due to the use of a centralized treasury function, Legacy CCE entered into certain debt arrangements on our behalf and remitted the third party proceeds from these issuances to us in the form of intercompany loans. The loans entered into by us with Legacy CCE had various maturity dates and typically had fixed rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were settled during the third quarter of 2010.

Future Maturities

The following table summarizes our third party debt maturities and capital lease obligations as of December 31, 2010 (in millions):

Years Ending December 31,	Debt Maturities
2011	$145
2012	0
2013	613
2014	0
2015	473
Thereafter	989

Third party debt, excluding capital leases	$2,220

Years Ending December 31,	Capital Leases
2011	$19
2012	21
2013	11
2014	9
2015	7
Thereafter	8

Total minimum lease payments	75
Less: amounts representing interest	9

Present value of minimum lease payments	66

Total third party debt	$2,286

Credit Facilities

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper program and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At December 31, 2010, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Covenants

Our credit facility and outstanding third party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7

OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2022. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense under noncancelable operating lease agreements totaled $80 million, $77 million, and $93 million during 2010, 2009, and 2008, respectively. Prior to the Merger, these amounts only represent rent expense related to Legacy CCE’s Europe operating segment.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2010 (in millions):

Years Ending December 31,	Operating Leases
2011	$68
2012	62
2013	56
2014	51
2015	45
Thereafter	29

Total minimum operating lease payments(A)	$311

(A)	Income associated with sublease arrangements is not significant.

Note 8

COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2010 (in millions):

Years ending December 31,	Purchase Commitments(A)
2011	$249
2012	130
2013	12
2014	13

Total purchase commitments	$404

(A)

These commitments do not include amounts related to supply agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity.

Legal Contingencies

In connection with the Agreement, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits are similar and assert claims on behalf of Legacy CCE’s shareholders for various breaches of fiduciary duty in connection with the Agreement. The lawsuits name Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants. Plaintiffs in each case sought to enjoin the transaction, to declare the deal void and rescind the transaction, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. On September 3, 2010, the parties to the consolidated Georgia action executed a Memorandum of Understanding (MOU) containing the terms for the parties’ agreement in principle to resolve the Delaware and Georgia actions. The MOU called for certain amendments to the transaction agreements as well as certain revisions to the disclosures relating to the transaction. The MOU also contemplates that plaintiffs will seek an award of attorneys’ fees in an amount not to exceed $7.5 million. Pursuant to the Agreement, the liability for these attorney fees would be shared equally between us and TCCC. In accordance with the MOU, the parties have requested approval of the settlement from the Georgia court. If approved, the Georgia action will be dismissed with prejudice, and plaintiffs will thereafter dismiss the Delaware consolidated action with prejudice. For additional information about the Merger, refer to Note 1.

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

Workforce (Unaudited)

At December 31, 2010, we employed approximately 13,500 people. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2012. We believe that we will be able to renegotiate subsequent agreements with satisfactory terms.

Indemnifications

In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past, and we believe the likelihood of incurring such a payment obligation in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Consolidated Financial Statements with respect to these general indemnifications.

We have provided certain indemnifications to TCCC as part of the Merger. For additional information about these indemnifications, refer to Note 1.

Note 9

EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans. All pension plans are measured as of December 31.

During the second quarter of 2010, we communicated to our employees in Great Britain our intention to transition the design of our U.K. defined benefit pension plan based on a comprehensive review performed on the overall benefits we provide to employees based in Great Britain. The effective date of the change was July 5, 2010. We remeasured the plan as of the communication date, and the effect on the projected benefit obligation (PBO) was not material. The PBO of our U.K. defined benefit pension plan represented approximately 76 percent of our total PBO as of December 31, 2010.

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	2010	2009	2008
Components of net periodic benefit costs:
Service cost	$41	$34	$45
Interest cost	51	46	47
Expected return on plan assets	(65)	(56)	(63)
Amortization of prior service costs	2	3	1
Amortization of actuarial loss	9	0	3

Net periodic benefit cost	38	27	33
Other	0	7	0

Total costs	$38	$34	$33

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs of our pension plans for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Discount rate	5.6%	6.3%	5.5%
Expected return on assets	7.0	7.1	7.5
Rate of compensation increase	4.0	3.8	3.8

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our pension plans at our measurement date:

	2010	2009
Discount rate	5.5%	5.6%
Rate of compensation increase	3.9	4.0

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in our pension plan benefit obligations and the fair value of our plan assets as of our measurement date (in millions):

	2010	2009
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$943	$696
Service cost	41	34
Interest cost	51	46
Plan participants’ contributions	4	10
Actuarial (gain) loss	(2)	112
Benefit payments	(32)	(27)
Currency translation adjustments	(38)	64
Acquisition (Norway pension plan)	24	0
Other	(5)	8

Benefit obligation at end of plan year	$986	$943

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$838	$598
Actual gain on plan assets	93	111
Employer contributions	116	87
Plan participants’ contributions	4	10
Benefit payments	(32)	(27)
Acquisition (Norway pension plan)	19	0
Currency translation adjustments	(32)	59
Other	(5)	0

Fair value of plan assets at end of plan year	$1,001	$838

The following table summarizes the PBO, the accumulated benefit obligation (ABO), and the fair value of plan assets for our pension plans with an ABO in excess of plan assets and for our pension plans with a PBO in excess of plan assets (in millions):

	2010	2009
Information for plans with an ABO in excess of plan assets:
PBO	$44	$48
ABO	39	40
Fair value of plan assets	2	3

Information for plans with a PBO in excess of plan assets:
PBO	$154	$881
ABO	115	647
Fair value of plan assets	91	771

Funded Status

The following table summarizes the funded status of our pension plans as of our measurement date and the amounts recognized in our Consolidated Balance Sheets (in millions):

	2010	2009
Funded status:
PBO	$(986)	$(943)
Fair value of plan assets	1,001	838

Net funded status	15	(105)

Funded status—overfunded	78	4
Funded status—underfunded	$(63)	$(109)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$78	$4
Current liabilities	(7)	(6)
Noncurrent liabilities	(56)	(103)

Net amounts recognized	$15	$(105)

The ABO for our pension plans as of our measurement date was $774 million in 2010 and $707 million in 2009.

Accumulated Other Comprehensive Income

The following table summarizes the amounts recorded in AOCI, which have not yet been recognized as a component of net periodic benefit cost (pretax; in millions):

	2010	2009
Amounts in AOCI:
Prior service cost	$12	$15
Net losses	216	265

Amounts in AOCI	$228	$280

The following table summarizes the changes in AOCI for the years ended December 31, 2010 and 2009 related to our pension plans (pretax; in millions):

	2010	2009
Reconciliation of AOCI:
AOCI at beginning of plan year	$280	$203
Prior service cost recognized during the year	(2)	(3)
Net losses recognized during the year	(9)	0
Net (gains) losses occurring during the year	(31)	57
Other adjustments	0	1

Net adjustments to AOCI	(42)	55
Currency exchange rate changes	(10)	22

AOCI at end of plan year	$228	$280

The following table summarizes the amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2011 (pretax; in millions):

2011
Amortization of prior service credit	$2
Amortization of net losses	7

Total amortization expense	$9

Pension Plan Assets

We have established formal investment policies for the assets associated with our pension plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are based on periodic asset liability and/or risk budgeting study results which help determine the appropriate investment strategies for acceptable risk levels. The investment policies permit variances from the targets within certain parameters.

Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for our pension plans. While historical rates of return play an important role in the analysis, we also take into consideration data points from other external sources if there is a reasonable justification to do so. The following table summarizes our weighted average pension asset allocations as of our measurement date and the expected long-term rates of return by asset category:

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return(A)
	Target	Actual
Asset Category	2011	2010	2009
Equity securities	58%	60%	66%	7.7%
Fixed income securities	26	23	18	4.1
Short-term investments	0	5	4	0.0
Other investments(B)	16	12	12	7.6

Total	100%	100%	100%	6.8%

(A)	The weighted average expected long-term rate of return by asset category is based on our target allocation.

(B)	Other investments generally include hedge funds, real estate funds, multi-asset common trust funds, and insurance contracts.

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2010 (in millions):

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$11	$0	$11	$0
International	588	170	418	0
Common trust funds	1	0	1	0
Fixed income securities:
Common trust funds(B)	209	0	209	0
Corporate bonds and notes(C)	7	0	7	0
Non-U.S. government securities(C)	11	0	11	0
Short-term investments(D)	51	49	2	0
Other investments:
Real estate funds(E)	46	0	46	0
Insurance contracts(F)	23	0	21	2
Multi-asset common trust funds(G)	28	0	28	0
Hedge funds(H)	26	0	26	0

	$1,001	$219	$780	$2

(A)

Equity securities are comprised of the following investment types: (1) common stock; (2) preferred stock; and (3) common trust funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in common trust funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(B)

The underlying investments held in the common trust funds are actively managed fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(C)

These investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data.

(D)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.

(E)

Real estate funds are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date. As of December 31, 2010, it is not probable that we will sell these investments at an amount other than net asset value.

(F)	Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance plus or minus investment returns and changes in cash flows.

(G)

Multi-asset common trust funds are comprised of equity securities, bonds, and term deposits, and are primarily invested in mutual funds. These investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(H)

Hedge funds are held in private investment funds. These investments are valued based primarily on the net asset value information provided by the management of each private investment fund multiplied by the number of shares held as of the measurement date, net of any accrued management and incentive fees due to the fund managers.

The following table summarizes the changes in our Level 3 pension plan assets for the year ended December 31, 2010 (in millions):

Insurance Contracts
Balance at December 31, 2009	$3
Purchases, sales, issuances and settlements, net	(1)

Balance at December 31, 2010	$2

Benefit Plan Contributions

The following table summarizes the contributions made to our pension plans for the years ended December 31, 2010 and 2009, as well as our projected contributions for the year ending December 31, 2011 (in millions):

	Actual(A)		Projected(A)
	2010	2009	2011
Total pension contributions	$116	$87	$58

(A)	These amounts represent only Company-paid contributions.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts. The following table summarizes our expected future benefit payments as of December 31, 2010 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)
2011	$39
2012	36
2013	36
2014	40
2015	41
2016 – 2020	300

(A)	These amounts represent only Company-funded payments and are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all of our employees in France, and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $8 million, $6 million, and $5 million in 2010, 2009, and 2008, respectively. Effective January 1, 2011, we established a defined contribution plan covering our U.S. based employees.

Termination of Legacy CCE Executive Pension Plan

Prior to the Merger, certain of our employees participated in Legacy CCE’s executive pension plan. During the fourth quarter of 2010, this plan was terminated. In accordance with the Agreement, we assumed the liability for the accumulated benefit for employees who were part of this plan under Legacy CCE and who become our employees at the effective date of the Merger. During the fourth quarter of 2010, we paid approximately $20 million to these employees, and recognized expense of approximately $5 million for the net loss previously deferred in AOCI.

Note 10

INCOME TAXES

The following table summarizes our income before income taxes for the periods presented (in millions):

	2010	2009	2008
Income before income taxes	$746	$727	$629

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table summarizes the significant components of income tax expense for the periods presented (in millions):

	2010	2009	2008
Current:
U.S. Federal	$8	$0	$0
Europe and Canada	120	131	75

Total current	$128	$131	$75

Deferred:
U.S. Federal	$(9)	$0	$0
Europe and Canada	29	11	43
Rate changes	(26)	9	(3)

Total deferred	(6)	20	40

Income tax expense	$122	$151	$115

Our effective tax rate was 16 percent, 21 percent, and 18 percent for the years ended December 31, 2010, 2009, and 2008, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal tax rate to our actual income tax expense for the periods presented (in millions):

	2010	2009	2008
U.S. federal statutory tax expense	$261	$255	$220
Taxation of non-U.S. operations, net	(108)	(116)	(110)
Rate and law change (benefit) expense, net(A) (B)	(26)	9	(3)
Other, net	(5)	3	8

Total provision for income taxes	$122	$151	$115

(A)

In July 2010, the United Kingdom enacted a corporate income tax rate reduction of 1 percentage point effective April 1, 2011, resulting in a recognition of a $25 million deferred tax benefit during 2010.

(B)	In December 2009, we recorded a net tax expense totaling $9 million primarily due to a tax law change in France.

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination

U.S. Federal, State, and Local	2010 – forward

United Kingdom	2009 – forward

Belgium and France	2008 – forward

Luxembourg, Netherlands, and Canada	2006 – forward

Sweden	2005 – forward

Norway	2001 – forward

We had approximately $1.3 billion in cumulative undistributed non-U.S. historical earnings as of December 31, 2010. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our non-U.S. subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these non-U.S. historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

In December 2010, we repatriated to the U.S. $65 million of our fourth quarter of 2010 non-U.S. earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S. based employees, and other corporate-level operations in the U.S. During 2011, we expect to repatriate to the U.S. a portion of our 2011 non-U.S. earnings to satisfy our 2011 U.S-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2011 non-U.S. earnings and our actual 2011 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested, and if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S. in any given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our non-U.S. operations, non-U.S. debt, and to fund future acquisitions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2010 and 2009 (in millions):

	2010	2009
Deferred tax liabilities:
Franchise license and other intangible assets	$1,096	$1,019
Property, plant, and equipment	190	177

Total deferred tax liabilities	1,286	1,196

Deferred tax assets:
Net operating loss and other carryforwards	(44)	(42)
Employee and retiree benefit accruals	(19)	(30)
Foreign tax credit carryforwards	(27)	0
Other, net	(20)	(18)

Total deferred tax assets	(110)	(90)
Valuation allowances on deferred tax assets	43	45

Net deferred tax liabilities	1,219	1,151
Current deferred income tax assets(A)	19	21

Noncurrent deferred income tax liabilities	$1,238	$1,172

(A)	Amounts are included in prepaid assets and other current assets.

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. As of December 31, 2010 and 2009, we had valuation allowances of $43 million and $45 million, respectively. The change in our valuation allowances was primarily due to currency exchange rate changes. We believe our remaining deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law. As of December 31, 2010, our net tax operating loss and other carryforwards totaled $199 million, of which $65 million expire in 2030 and the remainder do not expire.

Tax Sharing Agreement with TCCC

As part of the Merger, we entered into a Tax Sharing Agreement with TCCC. Under the Tax Sharing Agreement among us, Legacy CCE, and TCCC, we have agreed to indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to us, generally for taxes related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the Tax Sharing Agreement and, in certain situations, we will pay to TCCC (1) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (2) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by CCE in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice; (3) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the Merger and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes. The Tax Sharing Agreement specifies various indemnifications we have provided to TCCC, some of which extend through 2014.

We are unable to estimate our maximum potential liability under this indemnification as the amounts are dependent on the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. We estimated the fair value of our indemnification obligation at its inception to be approximately $38 million, of which $10 million relates to items we determined were probable as of the date of the Merger. These amounts were recorded as a liability on our Consolidated Balance Sheets, and classified as current or long-term depending on when the underlying indemnified item is expected to be settled/expire. As of December 31, 2010, the unamortized liability related to this indemnification was $36 million, of which $19 million is recorded in Accounts payable and accrued expenses, and $17 million is recorded in Other noncurrent liabilities, net on our Consolidated Balance Sheets. The offset to the initial recognition of this liability was recorded to APIC on our Consolidated Balance Sheets, since the indemnification was issued in conjunction with the Agreement.

Note 11

SHARE-BASED COMPENSATION PLANS

Share-Based Payment Awards Prior to the Merger

Certain of our employees participated in share-based compensation plans sponsored by Legacy CCE. These plans provided the employees with non-qualified share options to purchase Legacy CCE’s stock or restricted shares (units) of Legacy CCE’s stock. Some of the awards contained performance or market conditions that were based on the stock price or performance of Legacy CCE. Prior to the Merger, compensation expense related to these share-based payment awards was included in our Consolidated Statements of Operations based on specific identification for Legacy CCE’s European employees, and for Legacy CCE’s corporate employees based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented.

On the effective date of the Merger, our employees had their Legacy CCE share-based awards converted into share-based payment awards of our common stock. Such awards were converted in a manner that provided the employee with the same intrinsic value in our shares as the employee had in Legacy CCE shares immediately prior to the effective date of the Merger. Service vesting requirements of converted share-based awards still need to be satisfied for the awards to vest. On October 1, 2010, our employees had their outstanding Legacy CCE awards converted into approximately 9.5 million share options and 4.3 million restricted shares (units) of our common stock. These amounts included all share-based awards issued by Legacy CCE to its employees in Europe and the share-based awards held by certain Legacy CCE corporate employees that became our employees.

Share-Based Payment Awards following the Merger

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted shares (units), some with performance conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. Compensation expense related to our share-based payment awards totaled $10 million during the fourth quarter of 2010, including expense related to the portion of converted share-based payment awards unvested as of the date of the Merger.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest ratably over a period of 36 months; and (3) expire 10 years from the date of grant. Generally, when options are exercised we issue new shares, rather than issuing treasury shares.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the fourth quarter of 2010:

Grant-Date Fair Value	2010
Share options with service conditions	$5.92

Assumptions
Dividend yield(A)	1.67%
Expected volatility(B)	27.5%
Risk-free interest rate(C)	1.6%
Expected life(D)	6.5 years

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(B)

The expected volatility was determined by using a combination of the historical volatility of Legacy CCE’s stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

(D)

The expected life was used for options valued by the Black-Scholes model. It was determined by using a combination of actual exercise and post-vesting cancellation history for the types of employees included in the grant population.

The following table summarizes our share option activity during the fourth quarter of 2010 (shares in thousands):

	2010
	Shares	Exercise Price
Converted on October 1, 2010(A)	9,526	$11.92
Granted	1,194	24.42
Exercised(B)	(1,269)	10.57
Forfeited or expired	(25)	12.14

Outstanding at end of year	9,426	13.69

Options exercisable at end of year	5,845	13.11

(A)	The total intrinsic value of options converted on October 1, 2010 was $94 million.

(B)	The total intrinsic value of options exercised during the fourth quarter of 2010 was $18 million.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2010 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 6.00 to $ 9.00	2,631	7.83	$6.75	1,382	7.83	$6.75
9.01 to 12.00	113	0.83	11.28	113	0.83	11.28
12.01 to 15.00	3,705	6.98	13.84	2,554	6.13	14.15
15.01 to 18.00	1,783	5.02	16.57	1,783	5.02	16.57
Over 18.01	1,194	9.84	24.42	13	9.84	24.40

	9,426	7.13	13.69	5,845	6.10	13.11

(A)	As of December 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $107 million and $70 million, respectively.

As of December 31, 2010, we had approximately $10 million of unrecognized compensation expense related to our unvested share options (including converted awards). We expect to recognize this compensation expense over a weighted average period of 2.2 years.

Restricted Shares (Units)

Our restricted shares (units) generally vest upon continued employment for a period of at least 42 months and the attainment of certain performance targets. Certain of our restricted shares (units) expire five years from the date of grant if the share price or performance targets have not been met. Our restricted share awards entitle the participant to full dividends and voting rights. Our restricted share unit awards entitle the participant to hypothetical dividends (which vest, in some cases, only if the restricted share units vest), but not voting rights. Unvested restricted shares (units) are restricted as to disposition and subject to forfeiture.

During the fourth quarter of 2010, we granted 1.3 million restricted shares (units). Approximately 0.9 million of the restricted shares (units) granted in 2010 were performance share units for which the ultimate number of shares earned will be determined at the end of the stated performance period. The majority of these performance share units are subject to the performance criteria of annual growth in diluted earnings per share over the performance period, as adjusted for certain items detailed in the plan documents. The purpose of these adjustments is to ensure a consistent year-over-year comparison of the specified performance criteria.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted shares (units) granted during the fourth quarter of 2010:

Grant-date fair value	2010
Restricted shares (units) with service conditions	$24.47
Restricted shares (units) with service and performance conditions	24.68

Assumptions
Dividend yield(A)	1.67%
Expected volatility(B)	27.5%
Risk-free interest rate(C)	1.6%

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(B)

The expected volatility was determined by using a combination of the historical volatility of Legacy CCE’s stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

The following table summarizes our restricted share (unit) award activity during period presented (shares in thousands):

	Restricted Shares	Weighted Average Grant- Date Fair Value	Restricted Share Units	Weighted Average Grant- Date Fair Value	Performance Share Units	Weighted Average Grant- Date Fair Value
Converted at October 1, 2010	32	$18.75	1,066	$11.31	3,180	$10.59
Granted	0	00.00	399	24.47	935	24.68
Vested(A)	(17)	17.92	(177)	12.43	(41)	8.52
Forfeited	0	00.00	(189)	10.81	(18)	9.90
Performance Adjustment(B)	n/a	n/a	n/a	n/a	3,161	10.52

Outstanding at December 31, 2010(C )(D)	15	19.65	1,099	15.99	7,217	12.41

(A)	The total fair value of restricted shares (units) that vested during the fourth quarter of 2010 was $5 million.

(B)

Based on our financial results for the performance period, the 2007 and 2009 performance shares units will payout at 200 percent of the target award. The ultimate vesting of these performance share units is subject to the participant satisfying the remaining service condition of the award.

(C)

The target awards for our performance share units are included in the preceding table and are adjusted, as necessary, in the period that the performance condition is satisfied. The minimum, target, and maximum awards for our 2010 performance share units outstanding as of December 31, 2010 were 0.3 million, 0.5 million, and 1.1 million, respectively.

(D)	As of December 31, 2010, approximately 0.1 million of our outstanding restricted shares (units) contained market conditions. All awards have satisfied their market condition.

As of December 31, 2010, we had approximately $61 million in total unrecognized compensation expense related to our restricted share (unit) awards (including converted awards) based on our current expectations for payout of our performance share units. We expect to recognize this compensation cost over a weighted average period of 2.2 years.

Shares Available for Future Grant

The following table summarizes the shares available for future grant as of December 31, 2010 that may be used to grant share options and/or restricted shares (units) (in millions):

Shares Available for Future Grant
Performance share units at target payout	21.9
Performance share units at current expected payout	18.5
Performance share units at maximum payout	18.2

Note 12

EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. As part of the Merger, outstanding shares of common stock of Coca-Cola Enterprises Inc., excluding shares held by TCCC, were converted into the right to receive one share of our common stock and $10.00 in cash consideration per share. Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were outstanding. Therefore, for periods prior to the Merger, we used 339,064,025 as our number of basic shares outstanding for the purposes of our basic earnings per share calculations. In addition, for periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied.

The following table summarizes our basic and diluted earnings per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2010(A )	2009(B)	2008(B)
Net income	$624	$576	$514

Basic weighted average common shares outstanding(C)	339	339	339
Effect of dilutive securities(D )	1	n/a	n/a

Diluted weighted average common shares outstanding	340	339	339

Basic earnings per common share	$1.84	$1.70	$1.52

Diluted earnings per common share	$1.83	n/a	n/a

(A)

The basic weighted average common shares outstanding for the year ended December 31, 2010 was computed as follows: for periods prior to the Merger, we used the number of our shares outstanding immediately following the Merger. For the fourth quarter, we used the weighted average number of common shares and participating securities outstanding during that period. For our calculation of diluted weighted average common shares outstanding, no dilutive securities were outstanding in periods prior to the Merger.

(B)

For the years ended December 31, 2009 and 2008, we did not have any common shares outstanding. As such, we used 339,064,025 as our number of basic weighted average common shares outstanding for the purposes of our basic earnings per common share calculations, which represents the number of our shares outstanding immediately following the Merger.

(C)

At December 31, 2010, we were obligated to issue, for no additional consideration, 0.4 million common shares under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for 2010.

(D)

For the year ended December 31, 2010, outstanding options to purchase 2.5 million common shares were excluded from the diluted earnings per share calculation because the exercise price of the options was greater than the average price of our common stock. The dilutive impact of the remaining options outstanding and unvested restricted shares (units) was included in the effect of dilutive securities. Prior to the Merger, we did not have any potentially dilutive securities.

Note 13

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, pension liability adjustments, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the historical earnings from our non-U.S. subsidiaries are considered to be permanently reinvested (refer to Note 10). As current year earnings are repatriated to the U.S., we record income taxes related to the currency translation adjustment on the repatriated earnings (amount was not significant in 2010).

The following table summarizes our AOCI activity for the periods presented (in millions):

	Currency Translations	Pension Liability Adjustments(A)	Cash Flow Hedges	Total
Balance, December 31, 2007	$418	$(75)	$2	$345
Pretax activity, net	(566)	(160)	26	(700)
Tax effect	0	46	(8)	38

Balance, December 31, 2008	(148)	(189)	20	(317)
Pretax activity, net	184	(55)	(23)	106
Tax effect	0	16	7	23

Balance, December 31, 2009	36	(228)	4	(188)
Pretax activity, net	(178)	42	(12)	(148)
Tax effect	0	(12)	3	(9)

Balance, December 31, 2010	$(142)	$(198)	$(5)	$(345)

(A)	The 2008 activity included a $11 million net of tax loss as a result of changing the measurement date for our defined benefit pension plans from September 30 to December 31.

Note 14

OPERATING SEGMENT

We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our 2010, 2009, or 2008 net operating revenues.

Our segment operating income includes the segment’s revenue, if any, less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net operating revenues and operating income are the primary financial measures.

Prior to the Merger, our Corporate segment included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger.

Additionally, mark-to-market gains/losses related to our non-designated commodity hedges are recognized in our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges. For additional information about our non-designated hedges, refer to Note 5.

The following table summarizes selected financial information related to our operating segment for the periods presented (in millions):

	Europe	Corporate	Consolidated
2010
Net operating revenues(A)	$6,714	$0	$6,714
Operating income (loss)(B)	1,039	(229)	810
Interest expense, net—third party	0	30	30
Interest expense, net—Coca-Cola Enterprises Inc.	0	33	33
Depreciation and amortization	252	12	264
Long-lived assets(C)	6,272	94	6,366
Capital asset investments(D)	270	21	291
2009
Net operating revenues(A)	$6,517	$0	$6,517
Operating income (loss)(B)	963	(158)	805
Interest expense, net—third party	0	24	24
Interest expense, net—Coca-Cola Enterprises Inc.	0	59	59
Depreciation and amortization	270	10	280
Long-lived assets(C)	5,401	215	5,616
Capital asset investments(D)	250	0	250
2008
Net operating revenues(A)	$6,619	$0	$6,619
Operating income (loss)	891	(139)	752
Interest expense, net—third party	0	74	74
Interest expense, net—Coca-Cola Enterprises Inc.	0	45	45
Depreciation and amortization	283	11	294
Capital asset investments(D)	297	0	297

(A)	The following table summarizes the contribution of total net operating revenues by country as a percentage of net operating revenues total for the periods presented:

	2010	2009	2008
Net operating revenues
Great Britain	38%	38%	41%
France	31	33	31
Belgium	18	18	18
The Netherlands	10	11	10
Norway	2	n/a	n/a
Sweden	1	n/a	n/a

Total	100%	100%	100%

(B)

Our Corporate segment operating income includes net mark-to-market losses on our non-designated commodity hedges totaling $8 million during 2010, and net mark-to-market gains on our non-designated commodity hedges totaling $10 million during 2009. As of December 31, 2010, our Corporate segment included net mark-to-market gains on non-designated commodity hedges totaling $2 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur in the future. For additional information about our non-designated hedges, refer to Note 5.

(C)	The following table summarizes the percentage of net property, plant, and equipment by country and our Corporate segment as of December 31, 2010 and 2009:

	2010	2009
Net property, plant, and equipment
Great Britain	32%	39%
France	21	26
Belgium	21	26
The Netherlands	7	9
Norway	8	n/a
Sweden	8	n/a
Corporate	3	n/a

Total	100%	100%

Amounts disclosed as long-lived assets in our Corporate segment for 2009 include amounts due from Legacy CCE.

(D)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.

Note 15

RESTRUCTURING ACTIVITIES

The following table summarizes restructuring costs by segment for the periods presented (in millions):

	2010	2009	2008
Europe(A)	$5	$7	$16
Corporate(B)	9	22	12

Total(A)	$14	$29	$28

(A)	Prior to the Merger, these amounts represent restructuring costs incurred by Legacy CCE’s Europe operating segment.

(B)

Prior to the Merger, these amounts represent restructuring costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment. These amounts do not include costs related to global Legacy CCE projects recorded by Legacy CCE’s corporate segment that were allocated to us based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented (refer to Note 3).

Supply Chain Initiatives and Business Optimization

During 2010 and 2009, we recorded restructuring charges totaling $14 million and $9 million, respectively, primarily related to optimizing certain business information system processes, streamlining our cooler services business, and harmonizing our plant operations. These charges were included in SD&A expenses. We expect to be substantially complete with these restructuring activities by the end of 2011. The cumulative cost of this program as of December 31, 2010 was approximately $23 million.

The following table summarizes these restructuring activities for the periods presented (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2008	$0	$0	$0
Provision	4	5	9
Cash payments	(2)	(5)	(7)
Other	(2)	0	(2)

Balance at December 31, 2009	0	0	0
Provision	10	4	14
Cash payments	(6)	(4)	(10)
Other	0	0	0

Balance at December 31, 2010	$4	$0	$4

Business Reorganization and Process Standardization

During 2009 and 2008, we recorded restructuring charges totaling $20 million and $28 million, respectively, related to the creation of a more efficient supply chain and order fulfillment structure and to streamline and reduce our cost structure of back-office functions in the areas of accounting and human resources. These charges were included in SD&A expenses. As of December 31, 2009, we had completed these restructuring activities. The cumulative cost of this program was $63 million.

The following table summarizes these restructuring activities for the periods presented (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2007	$2	$1	$3
Provision	16	12	28
Cash payments	(8)	(12)	(20)
Other	1	0	1

Balance at December 31, 2008	11	1	12
Provision	12	8	20
Cash payments	(8)	(8)	(16)
Other	1	0	1

Balance at December 31, 2009	16	1	17
Cash payments	(11)	(1)	(12)

Balance at December 31, 2010	$5	$0	$5

Note 16

SHARE REPURCHASE PROGRAM

In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, subject to economic, operating, and other factors, including acquisition opportunities. We can repurchase shares in the open market and in privately negotiated transactions, subject to economic and market conditions, stock price, applicable legal and tax requirements, and other factors.

During the fourth quarter of 2010, we repurchased $200 million in outstanding shares, which represents 8 million shares at an average price of $24.96 per share. We plan to repurchase $800 million in additional outstanding shares under this program by the first quarter of 2012, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

Note 17

ACQUISITION OF NORWAY AND SWEDEN BOTTLING OPERATIONS

On October 2, 2010, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Norway-Sweden SPA, for a purchase price of $822 million plus a working capital adjustment of $55 million (of which $6 million, representing the final working capital settlement, is owed to TCCC as of December 31, 2010 and has been recorded in Amounts payable to TCCC on our Consolidated Balance Sheets; refer to Note 1). These operations serve approximately 14 million people across Norway and Sweden and allow us to further expand our operations across Western Europe.

The following table summarizes the allocation of the purchase price based on the fair value of the acquired assets and liabilities assumed (in millions):

Assets & Liabilities(A)	Amounts
Current assets(B)	$210
Property, plant, and equipment	357
Franchise license intangible assets(C)	496
Customer relationships(D)	23
Other noncurrent assets	1
Current liabilities	(183)
Noncurrent liabilities	(158)

Net assets acquired	746
Goodwill(E)	131

Total purchase price	$877

(A)	Amounts are subject to change based on the final determination of the fair value of the assets acquired and liabilities assumed.

(B)	Current assets include cash and cash equivalents of $72 million, trade accounts receivable of $73 million, inventories of $48 million, and other current assets of $17 million.

(C)

We have assigned the acquired franchise license intangible assets an indefinite life. While our franchise license agreements contain no automatic right of renewal, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed and, therefore, are essentially perpetual. Refer to Note 2.

(D)	The value assigned to customer relationships is being amortized over a period of 20 years, beginning on the date of acquisition.

(E)

Goodwill represents the excess of the purchase price (including the working capital adjustment) over the net tangible and intangible assets acquired, and is not deductible for tax purposes. This goodwill is primarily attributable to additional company-specific synergies we expect to be able to achieve by integrating Norway and Sweden into our existing operations. Additionally, a portion of the goodwill is attributable to future cash flows we expect to generate by expanding certain non-TCCC brands, such as Monster Energy drinks, into these territories.

The bottling operations in Norway and Sweden are included in our Consolidated Financial Statements from October 2, 2010, and contributed $222 million in net operating revenues and $6 million in operating income during the fourth quarter of 2010.

The following table summarizes our pro forma results (unaudited) for the periods presented as if the bottling operations in Norway and Sweden were included in our Consolidated Financial Statements as of January 1st of each year (in millions):

	2010	2009 (A)
Net operating revenues	$7,428	$7,410
Operating income	$866	$861

(A)

Amounts have been calculated after applying conforming accounting policies to the extent practicable and adjusting the results of Norway and Sweden to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments of property, plant, and equipment and intangible assets had been applied on January 1, 2009.

Note 18

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the periods presented (in millions, except per share data):

	First(A) (E)	Second(B) (E)	Third(C) (E)	Fourth(D)	Full Year
2010
Net operating revenues	$1,508	$1,731	$1,681	$1,794	$6,714

Gross profit	547	650	650	633	2,480

Operating income	167	265	244	134	810

Net income	120	199	208	97	624

Basic earnings per common share(F ) (G)	$0.35	$0.59	$0.61	$0.29	$1.84

Diluted earnings per common share(F ) (G)	n/a	n/a	n/a	$0.28	$1.83

	First(A) (E)	Second(B) (E)	Third(C) (E)	Fourth(D) (E)	Full Year
2009
Net operating revenues	$1,395	$1,774	$1,743	$1,605	$6,517

Gross profit	484	659	674	587	2,404

Operating income	129	265	273	138	805

Net income	88	197	200	91	576

Basic earnings per common share(F) (G)	$0.26	$0.58	$0.59	$0.27	$1.70

Diluted earnings per common share(F) (G)	n/a	n/a	n/a	n/a	n/a

The following items included in our reported results affected the comparability of our year-over-year quarterly financial results (amounts prior to the Merger only include items related to Legacy CCE’s Europe operating segment).

(A)

Net income in the first quarter of 2010 included (1) net mark-to-market gains totaling $4 million ($3 million net of tax) related to non-designated commodity hedges associated with underlying transactions that occurred in a later period; and (2) a $2 million ($2 million net of tax) charge related to restructuring activities, primarily related to streamlining our cooler services business and harmonizing our plant operations.

Net income in the first quarter of 2009 included an $11 million ($9 million net of tax) charge related to restructuring activities, primarily to streamline and reduce the cost structure of our back-office functions.

(B)

Net income in the second quarter of 2010 included (1) net mark-to-market losses totaling $11 million ($9 million net of tax) related to non-designated commodity hedges associated with underlying transactions that occurred in a later period; and (2) charges totaling $9 million ($8 million net of tax) related to restructuring activities, primarily related to optimizing certain business information system processes.

Net income in the second quarter of 2009 included a $7 million ($6 million net of tax) charge related to restructuring activities, primarily to streamline and reduce the cost structure of our back-office functions.

(C)

Net income in the third quarter of 2010 included (1) charges totaling $2 million ($2 million net of tax) related to restructuring activities, primarily to optimize certain business information system processes, streamline our cooler services business, and harmonize our plant operations; and (2) a deferred tax benefit of $25 million due to the enactment of a United Kingdom tax rate change that will reduce the corporate income tax rate by 1 percent effective April 1, 2011.

Net income in the third quarter of 2009 included (1) charges totaling $4 million ($3 million net of tax) related to restructuring activities, primarily to streamline and reduce the cost structure of our back-office functions, streamline our cooler services business, and harmonize our plant operations; and (2) net mark-to-market gains totaling $4 million ($3 million net of tax) related to non-designated commodity hedges associated with underlying transactions that occurred in a later period.

(D)

Net income in the fourth quarter of 2010 included (1) expenses totaling $8 million ($7 million net of tax, or $0.02 per diluted common share) related to the Merger with TCCC; (2) charges totaling $1 million ($1 million net of tax, or less than $0.01 per diluted common share) related to restructuring activities, primarily to streamline and reduce the cost structure of our back-office functions, streamline our cooler services business, and harmonize our plant operations; and (3) net mark-to-market losses totaling $1 million ($1 million net of tax, or less than $0.01 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that will occur in a future period.

Net income in the fourth quarter of 2009 included (1) charges totaling $7 million ($6 million net of tax) related to restructuring activities, primarily to streamline and reduce the cost structure of our back-office functions, streamline our cooler services business, and harmonize our plant operations; (2) net mark-to-market gains totaling $6 million ($5 million net of tax) related to non-designated commodity hedges associated with underlying transactions that occurred in a later period; and (3) a net tax expense totaling $9 million primarily due to a tax law change in France.

(E)

Amounts were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. Amounts also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. Refer to Note 1.

(F)

Basic and diluted net earnings per common share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income per share reported for the year.

(G)

Prior to the Merger, we used 339,064,025 as our number of basic weighted average common shares outstanding for the purposes of our basic earnings per common share calculations. This represents the number of our shares outstanding immediately following the Merger. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding. Refer to Note 12.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A report of management on our internal control over financial reporting as of December 31, 2010 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8—Financial Statements and Supplementary Data” in this report.

ITEM 9B.	OTHER INFORMATION

In a Current Report on Form 8-K filed with the SEC on December 17, 2010, we disclosed that our Board of Directors approved an amendment to The Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan (the Plan) to reduce the number of shares of our common stock authorized for issuance thereunder from 22,000,000 to 14,000,000 shares. The purpose of the amendment was to reflect the number of shares of common stock to be issued under the Plan upon the exercise of options and awards assumed by us in connection with the Merger. However, due to an administrative error, the 14,000,000 share number that was included in the Form 8-K and the exhibit attached thereto was incorrect and should have been 18,000,000.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our shareowners to be held on April 26, 2011 (our “2011 Proxy Statement”) under the heading “Governance of the Company — Current Board of Directors and Nominees for Election” and is incorporated into this report by reference.

Set forth below is information as of February 11, 2011, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	62	Chairman and Chief Executive Officer since October 2010. Prior to that, he was Chairman and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2008 to October 2010, and President and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2006 to April 2008. From February 2003 until December 2005, he was Chief Executive Officer of InBev, S.A., a global brewer.

William W. Douglas III	50	Executive Vice President and Chief Financial Officer since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Executive Vice President and Chief Financial Officer from April 2008 to October 2010; Senior Vice President and Chief Financial Officer from June 2005 to April 2008; and Vice President, Controller, and Principal Accounting Officer from July 2004 to June 2005.

John R. Parker, Jr.	59	Senior Vice President, General Counsel and Strategic Initiatives since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Senior Vice President, General Counsel and Strategic Initiatives from June 2008 to October 2010; Senior Vice President, Strategic Initiatives for North America from July 2005 to June 2008; and President and General Manager for the Southwest Business Unit from January 2004 to July 2005.

Hubert Patricot	51	Executive Vice President and President, European Group since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Executive Vice President and President, European Group from July 2008 to October 2010; General Manager and Vice President of CCE Great Britain from January 2008 to July 2008; and General Manager and Vice President of CCE France from January 2003 to January 2008.

Suzanne D. Patterson	49	Vice President, Controller, and Chief Accounting Officer since October 2010. Prior to that, she was Vice President, Controller, and Chief Accounting Officer of Coca-Cola Enterprises Inc. from May 2009 to October 2010 and Vice President of Internal Audit of Coca-Cola Enterprises Inc. from February 2006 to April 2009. From October 2004 to January 2006, she was Vice President of Internal Audit of Sun Microsystems, Inc.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2011 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee and the Audit Committee Financial Expert is in our 2011 Proxy Statement under the heading “Governance of the Company — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

We have adopted a Code of Business Conduct (Code) for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our Code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code is posted on our website, http://www.cokecce.com, under “Corporate Governance.” If we amend the Code or grant any waivers under the Code that are applicable to our chief executive officer, our chief financial officer, or our chief accounting officer and that relate to any element of the SEC’s definition of a code of ethics, which we do not anticipate doing, we will promptly post that amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director compensation is in our 2011 Proxy Statement under the heading “Governance of the Company — Director Compensation” and “Governance of the Company — Committees of the Board — Human Resources and Compensation Committee,” and information about executive compensation is in our 2011 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2011 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2011 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us, TCCC and its affiliates, and certain other persons is in our 2011 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2011 Proxy Statement under the heading “Matters that May be Brought before the Annual Meeting — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Operations — Years Ended December 31, 2010, 2009, and 2008.

Consolidated Balance Sheets — December 31, 2010 and 2009.

Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2010, 2009, and 2008.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. None

All other schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted, either because they are not required under the related instructions or because they are not applicable.

(3) Exhibits.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities and
Exchange Commission under File No. 001-34874. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

2.1	Business Separation and Merger Agreement dated as of February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., The Coca-Cola Company and Cobalt Subsidiary LLC.	Annex A to our Proxy Statement/Prospectus in Amendment No. 4 to Registration Statement on Form S-4 (333-167067) filed on August 25, 2010.

2.2	Norway-Sweden Share Purchase Agreement dated as of March 20, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., The Coca-Cola Company and Bottling Holdings (Luxembourg) s.a.r.l.	Annex B to our Proxy Statement/Prospectus in Amendment No. 4 to Registration Statement on Form S-4 (333-167067) filed on August 25, 2010.

2.3

Amendment No. 1 dated as of September 6,

2010 to the Business Separation and Merger

Agreement dated as of February 25, 2010,

among Coca-Cola Enterprises, Inc.,

Coca-Cola Refreshments USA, Inc.,

The Coca-Cola Company and Cobalt Subsidiary LLC.

Exhibit 2.1 to our Current Report on Form 8-K, filed September 7, 2010.

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2010.

3.2	Bylaws of International CCE Inc.	Exhibit 3.2 to our Proxy Statement/Prospectus in Amendment No. 3 to Registration Statement on Form S-4 (333-167067) filed on August 19, 2010.

4.1	Form of Indenture between International CCE Inc. and Deutsche Bank Trust Company Americas, as Trustee.	Exhibit 4.1 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (333-168565) filed on September 1, 2010.

4.2	Form of 2.125% Notes due 2015.	Exhibit 4.1 to our Current Report on Form 8-K filed on September 14, 2010.

4.3	Form of 3.500% Notes due 2020.	Exhibit 4.2 to our Current Report on Form 8-K filed on September 14, 2010.

4.4	Form of 1.125% Notes due 2013.	Exhibit 4.1 to our Current Report on Form 8-K filed on November 12, 2010.

10.1	Coca-Cola Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors (Effective October 2, 2010).*	Filed herewith.

10.2	Coca-Cola Enterprises, Inc. Supplemental Savings Plan (Effective October 2, 2010).*	Filed herewith.

10.3	Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.4	Employment Agreement between William Douglas and Coca-Cola Enterprises, Inc.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.5	Employment Agreement between John Parker and Coca-Cola Enterprises, Inc.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.6	Employment Agreement between Suzanne D. Patterson and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.7	Employment Agreement between Hubert Patricot and Coca-Cola Enterprises Europe, Ltd., dated January 28, 2009.	Exhibit 10.8 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.8.1	The Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (Effective October 2, 2010).*	Exhibit 4.1 to our Registration Statement on Form S-8 (Date of Report: October 4, 2010).

10.8.2	Form of Stock Option Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.3	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.4	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan and the 2010 UK Approved Option Subplan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: November 3, 2010). .

10.8.5	Form of Restricted Stock Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.6	Form of Restricted Stock Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.7	Form of Performance Share Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.8	Form of Performance Share Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.1	The Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan (As Amended and Restated) (Effective December 14, 2010).*	Filed herewith.

10.9.2	Form of Stock Option Agreement for Nonemployee Directors under the 2001 Stock Option Plan.*†	Exhibit 99.2 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: December 13, 2004).

10.9.3	Form of Stock Option Agreement (Senior Officers Residing in the United Kingdom) in connection with the 2001 Stock Option Plan and the 2002 United Kingdom Approved Stock Option Subplan.* †	Exhibit 10.14.5 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300), for the fiscal year ending December 31, 2008.

10.9.4	Form of Restricted Stock Agreement in connection with the 2004 Stock Award Plan.* †	Exhibit 99.4 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.9.5	Form of Stock Option Agreement for Nonemployee Directors in connection with the 2004 Stock Award Plan.* †	Exhibit 99.3 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.9.6	Form of 2005 Stock Option Agreement in connection with the 2004 Stock Award Plan.* †	Exhibit 99.2 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.9.7	Form of 2006 and 2007 Stock Option Agreement (Chief Executive Officer) in connection with 2004 Stock Award Plan.* †	Exhibit 10.1 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.9.8	Form of 2006 and 2007 Stock Option Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.* †	Exhibit 10.3 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.9.9	Form of 2006 Deferred Stock Unit Agreement (Senior Officers) in connection with the 2004 Stock Award Plan (As Amended December 19, 2008).* †	Exhibit 10.15.9 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.10	Form of Deferred Stock Unit Agreement for France in connection with the 2004 Stock Award Plan and the Rules for Deferred Stock Units in France.* †	Exhibit 10.15.10 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.11	Form of 2007 Stock Option Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.31 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.9.12	Form of 2007 Stock Option Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.32 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.9.13	Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.* †	Exhibit 10.16.4 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.14	Form of Stock Option Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Incentive Award Plan.*†	Exhibit 10.16.5 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.15	Form of Deferred Stock Unit Agreement for Nonemployee Directors in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.35 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.9.16	Form of 2007 Restricted Stock Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).* †	Exhibit 10.16.7 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.17	Form of 2007 Restricted Stock Unit Agreement for France in connection with the 2007 Incentive Award Plan and the French Sub-Plan for Restricted Stock Units.* †	Exhibit 10.16.8 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.18	Form of 2007 Performance Share Unit Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).* †	Exhibit 10.16.9 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.19	Form of 2007 Performance Share Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).* †	Exhibit 10.16.10 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.20	Form of 2007 Performance Share Unit Agreement for France in connection with the 2007 Incentive Award Plan and the French Sub-Plan for Restricted Stock Units.* †	Exhibit 10.16.11 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.21	Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.* †	Exhibit 10.16.12 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.22	Form of Performance Share Unit Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Award Incentive Plan for Awards after October 29, 2008.* †	Exhibit 10.16.13 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.10	The Coca-Cola Enterprises, Inc. Executive Long-Term Disability Plan (Effective October 2, 2010).*	Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.11	The Coca-Cola Enterprises, Inc. Executive Pension Plan (Effective October 2, 2010).*	Filed herewith.

10.12	Undertaking from Bottling Holdings (Luxembourg) to the European Commission, dated October 19, 2004, relating to various commercial practices that had been under investigation by the European Commission.	Exhibit 10.3 to our Proxy Statement/Prospectus in Amendment No. 2 to Registration Statement on Form S-4 (333-167067) filed on August 4, 2010.

10.13	Final Undertaking from Bottling Holdings (Luxembourg) adopted by European Commission on June 22, 2005.	Exhibit 10.4 to our Proxy Statement/Prospectus in Amendment No. 2 to Registration Statement on Form S-4 (333-167067) filed on August 4, 2010.

10.14	Four Year Credit Agreement, dated as of August 26, 2010, among International CCE Inc., the lenders party thereto, Citibank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, and Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC as joint book-running managers and joint lead arrangers.	Exhibit 10.1 to our Current Report on Form 8-K filed on August 26, 2010.

10.15	Transition Services Agreement dated as of October 2, 2010 among Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.1 to our Current Report on Form 8-K filed on October 5, 2010.

10.16	Form of Bottler’s Agreement made and entered into with effect from October 2, 2010, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.	Exhibit 10.2 to our Current Report on Form 8-K filed on October 5, 2010.

10.17	Incidence Pricing Agreement dated as of October 2, 2010 between Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.3 to our Current Report on Form 8-K filed on October 5, 2010.

10.18	Form of Corporate Name Letter dated as of October 2, 2010 by and among Coca-Cola Enterprises, Inc., The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.	Exhibit 10.4 to our Current Report on Form 8-K filed on October 5, 2010.

10.19	Tax Sharing Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc. and The Coca-Cola Company.	Exhibit 10.5 to our Current Report on Form 8-K filed on October 5, 2010.

10.20	Employee Matters Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc. and The Coca-Cola Company.	Exhibit 10.6 to our Current Report on Form 8-K filed on October 5, 2010.

10.21	Trust Deed and Rules of the Coca-Cola Enterprises UK Employee Share Plan.	Exhibit 4.2 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.22	Rules of the Coca-Cola Enterprises Belgium/Coca-Cola Enterprises Services Belgian and Luxembourg Stock Savings Plan.	Exhibit 4.3 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.23	Form of Director Indemnification Agreement.	Filed herewith.

12	Statement re: computation of ratios.	Filed herewith.

21	Subsidiaries of Coca-Cola Enterprises, Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).
†	The outstanding awards under referenced plan were assumed by the registrant in connection with its separation from its predecessor entity, Coca-Cola Enterprises Inc. (SEC File No. 1-09300) on October 2, 2010. The referenced plan was incorporated within the Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan immediately prior to such separation.