Form 10-K/A
period 2010-12-31
COCA-COLA ENTERPRISES, INC.
filed 2011-02-17
CIK 1491675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Nonaccelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed to correct the inadvertent omission of the signature page to the Company’s Form 10-K that was filed on February 14, 2011. The original signature page was executed on February 11, 2011 and was in the Company’s possession at the time of the filing. There are no other changes to the Form 10-K filed on February 14, 2011. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934 we have included new certifications of our principal executive and principal financial officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

By:	/s/ JOHN F. BROCK
John F. Brock
Chairman and Chief Executive Officer

Date: February 11, 2011

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. BROCK (John F. Brock)	Chairman and Chief Executive Officer	February 11, 2011

/s/ WILLIAM W. DOUGLAS III (William W. Douglas III)	Executive Vice President and Chief Financial Officer (principal financial officer)	February 11, 2011

/s/ SUZANNE D. PATTERSON (Suzanne D. Patterson)	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	February 11, 2011

* (Jan Bennink)	Director	February 11, 2011

* (Calvin Darden)	Director	February 11, 2011

* (L. Phillip Humann)	Director	February 11, 2011

* (Orrin H. Ingram, II)	Director	February 11, 2011

* (Donna A. James)	Director	February 11, 2011

* (Thomas H. Johnson)	Director	February 11, 2011

* (Suzanne B. Labarge)	Director	February 11, 2011

* (Véronique Morali)	Director	February 11, 2011

* (Garry Watts)	Director	February 11, 2011

* (Curtis R. Welling)	Director	February 11, 2011

* (Phoebe A. Wood)	Director	February 11, 2011

*By:	/S/ JOHN R. PARKER, JR
John R. Parker, Jr
Attorney-in-Fact

EXHIBITS

Exhibit Number	Description

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COCA-COLA ENTERPRISES, INC.
(Registrant)

Date: February 17, 2011	By:	/s/ William T. Plybon
	Name:	William T. Plybon
	Title:	Vice President, Secretary and Deputy General Counsel

EXHIBITS

Exhibit Number	Description

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