Form 10-Q
period 2011-04-01
COCA-COLA ENTERPRISES, INC.
filed 2011-04-29
CIK 1491675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

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

325,022,746 Shares of $0.01 Par Value Common Stock as of April 1, 2011

COCA-COLA ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2011

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	First Quarter
	2011	2010
Net operating revenues	$1,844	$1,508
Cost of sales	1,183	961

Gross profit	661	547
Selling, delivery, and administrative expenses	497	380

Operating income	164	167
Interest expense, net—third party	19	5
Interest expense, net—Coca-Cola Enterprises Inc.	0	12
Other nonoperating expense, net	(1)	(4)

Income before income taxes	144	146
Income tax expense	38	26

Net income	$106	$120

Basic earnings per common share	$0.32	$0.35

Diluted earnings per common share	$0.31	n/a

Dividends declared per common share	$0.12	n/a

Basic weighted average common shares outstanding	329	339

Diluted weighted average common shares outstanding	338	n/a

Income (expense) from transactions with The Coca-Cola Company—Note 4:
Net operating revenues	$4	$5
Cost of sales	(532)	(458)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	April 1, 2011	December 31, 2010
ASSETS
Current:
Cash and cash equivalents	$321	$321
Trade accounts receivable, less allowances of $16 and $16, respectively	1,400	1,329
Amounts receivable from The Coca-Cola Company	63	86
Inventories	429	367
Prepaid expenses and other current assets	149	127

Total current assets	2,362	2,230
Property, plant, and equipment, net	2,300	2,220
Franchise license intangible assets, net	4,000	3,828
Goodwill	135	131
Other noncurrent assets, net	248	187

Total assets	$9,045	$8,596

LIABILITIES
Current:
Accounts payable and accrued expenses	$1,668	$1,668
Amounts payable to The Coca-Cola Company	66	112
Current portion of third party debt	17	162

Total current liabilities	1,751	1,942
Third party debt, less current portion	2,555	2,124
Other noncurrent liabilities, net	186	149
Noncurrent deferred income tax liabilities	1,326	1,238

Total liabilities	5,818	5,453
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 340,763,680 and 340,561,761 shares, respectively	3	3
Additional paid-in capital	3,657	3,628
Reinvested earnings	121	57
Accumulated other comprehensive loss	(154)	(345)
Common stock in treasury, at cost – 15,740,934 and 7,999,085 shares, respectively	(400)	(200)

Total shareowners’ equity	3,227	3,143

Total liabilities and shareowners’ equity	$9,045	$8,596

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	First Quarter
	2011	2010
Cash Flows from Operating Activities:
Net income	$106	$120
Adjustments to reconcile net income to net cash derived from (used in) operating activities:
Depreciation and amortization	78	67
Deferred income tax expense	43	0
Pension expense less than contributions	(4)	(25)
Net changes in assets and liabilities	(215)	(180)

Net cash derived from (used in) operating activities	8	(18)

Cash Flows from Investing Activities:
Capital asset investments	(83)	(68)
Net change in amounts due from Coca-Cola Enterprises Inc.	0	(7)

Net cash used in investing activities	(83)	(75)

Cash Flows from Financing Activities:
Change in commercial paper, net	(145)	11
Issuances of third party debt	400	0
Payments on third party debt	(4)	(2)
Net change in amounts due to Coca-Cola Enterprises Inc.	0	46
Share repurchases	(200)	0
Dividend payments on common stock	(39)	0
Net cash received from The Coca-Cola Company for transaction-related settlements	48	0
Other financing activities, net	2	0

Net cash derived from financing activities	62	55

Net effect of currency exchange rate changes on cash and cash equivalents	13	(21)

Net Change in Cash and Cash Equivalents	0	(59)
Cash and Cash Equivalents at Beginning of Period	321	404

Cash and Cash Equivalents at End of Period	$321	$345

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND REPORTING POLICIES

Organization

On October 2, 2010, The Coca-Cola Company (TCCC) acquired Coca-Cola Enterprises Inc. (Legacy CCE) through a merger (the Merger) of a newly created TCCC subsidiary with and into Legacy CCE, with Legacy CCE continuing as the surviving corporation and a wholly owned subsidiary of TCCC. Immediately prior to the Merger, Legacy CCE separated its European operations and transferred those businesses, along with Coca-Cola Enterprises (Canada) Bottling Finance Company and a related portion of its corporate segment, to a new legal entity, International CCE Inc., which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”). The Merger Agreement (the Agreement) was dated February 25, 2010 and contains provisions for post-closing adjustment payments between the parties as described in Note 4. Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a working capital adjustment of $55 million. The Norway-Sweden SPA also contains a provision for an adjustment payment between the parties based upon the adjusted EBITDA (as defined) of the Norway and Sweden business for the twelve months ended December 31, 2010. This EBITDA adjustment is still being determined, and we expect it to be concluded by the end of the second quarter of 2011. For additional information about the Agreement and the Norway-Sweden SPA, refer to Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K).

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the first quarter of 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expense allocations) considered necessary for fair presentation have been included. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in our Form 10-K.

Prior to the Merger, our Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Condensed Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE at the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company.

Prior to the Merger, our Condensed Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 4).

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Total interest expense represents interest incurred on third party debt, as well as amounts due to Legacy CCE prior to the Merger. No interest expense incurred by Legacy CCE was allocated to us as Legacy CCE’s third party debt was not specifically related to our operations.

Following the Merger, our Condensed Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010. All significant intercompany accounts and transactions are eliminated in consolidation.

For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011	65	65	65	65	260
2010	66	65	65	65	261

Change	(1)	0	0	0	(1)

NOTE 2—INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of April 1, 2011 and December 31, 2010 (in millions):

	April 1, 2011	December 31, 2010
Finished goods	$289	$230
Raw materials and supplies	140	137

Total inventories	$429	$367

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of April 1, 2011 and December 31, 2010 (in millions):

	April 1, 2011	December 31, 2010
Land	$165	$157
Building and improvements	939	887
Machinery, equipment, and containers	1,548	1,455
Cold drink equipment	1,456	1,369
Vehicle fleet	119	109
Furniture, office equipment, and software	309	291

Property, plant, and equipment	4,536	4,268
Less: Accumulated depreciation and amortization	2,344	2,172

	2,192	2,096
Construction in process	108	124

Property, plant, and equipment, net	$2,300	$2,220

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 4—RELATED PARTY TRANSACTIONS

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

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the periods presented (in millions):

	First Quarter
	2011	2010
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$4	$5

Amounts affecting cost of sales:
Purchases of concentrate, mineral water, and juice	$(563)	$(493)
Purchases of finished products	(12)	(7)
Marketing support funding earned	43	42

Total	$(532)	$(458)

During the first quarter of 2011, we settled several items between us and TCCC related to the Merger as provided for in the Agreement. The net amount of these items resulted in a payment to us from TCCC of approximately $48 million, which included: (1) a payment to us from TCCC of approximately $41 million representing the settlement of Legacy CCE’s cash balances at the effective date of the Merger; (2) a payment to us from TCCC of approximately $23 million representing the difference between the Gross Indebtedness of Legacy CCE’s North American Business at the effective date of the Merger and the $8.88 billion target Gross Indebtedness in the Agreement; (3) a payment to TCCC of approximately $14 million related to our revised estimate of the tax benefits assumed by TCCC; and (4) a payment to TCCC of approximately $2 million related to the final determination of the working capital of Legacy CCE’s North American Business at the effective date of the Merger. The offset to these adjustments was recorded to additional paid-in capital on our Condensed Consolidated Balance Sheets since the adjustments were directly related to the Merger.

For additional information about agreements and transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

Transactions with Legacy CCE

Amounts Due To/From Legacy CCE

Prior to the Merger, we had amounts due to/from Legacy CCE that had various maturity dates and were typically issued at fixed interest rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were settled in the third quarter of 2010. During the first quarter of 2010, we had interest expense and interest income related to these amounts of $14 million and $2 million, respectively.

Allocation of Legacy CCE Corporate Expenses

Prior to the Merger, our Condensed Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

operating as an independent company prior to the Merger. During the first quarter of 2010, our allocated expenses from Legacy CCE’s corporate segment totaled $38 million.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Condensed Consolidated Balance Sheets as of April 1, 2011 and December 31, 2010 (in millions):

	Location – Balance Sheets	April 1, 2011	December 31, 2010
Assets:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Prepaid expenses and other current assets	$17	$11
Non-U.S. currency contracts	Other noncurrent assets, net	4	13

Total		21	24

Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	7	4
Commodity contracts	Other noncurrent assets, net	1	1

Total		8	5

Total Assets		$29	$29

Liabilities:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Accounts payable and accrued expenses	$23	$17
Non-U.S. currency contracts	Other noncurrent liabilities, net	23	1

Total		46	18

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Accounts payable and accrued expenses	6	7

Total Liabilities		$52	$25

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

Fair Value Hedges

We utilized certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized immediately in interest expense, net – third party on our Condensed Consolidated Statements of Operations. As of April 1, 2011 and December 31, 2010, we had no fair value hedges outstanding.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the periods presented (in millions):

		First Quarter
Fair Value Hedging Instruments(A)	Location - Statements of Operations	2011	2010
Interest rate swap agreements	Interest expense, net – third party	$0	$(3)
Fixed-rate debt	Interest expense, net – third party	0	3

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on third party debt in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (loss) (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of April 1, 2011 and December 31, 2010 (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	April 1, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 1.5 billion	June 2021	USD 1.3 billion	June 2021

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Operations for the periods presented (in millions):

	Amount of Loss Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Cash Flow Hedging Instruments	2011	2010
Non-U.S. currency contracts	$(34)	$(14)

		Amount of Loss Reclassified from AOCI into Earnings(B)(C)
		First Quarter
Cash Flow Hedging Instruments	Location – Statements of Operations	2011	2010
Non-U.S. currency contracts	Other nonoperating expense, net	$(51)	$(12)

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.
(B)

Over the next 12 months, deferred gains totaling $5 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)

The loss recognized on these currency contracts is offset by a gain recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating expense, net on our Condensed Consolidated Statements of Operations.

Economic (Non-designated) Hedges

We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

transactions, including purchases of aluminum, sugar, and vehicle fuel. We also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans denominated in non-functional currencies. The following table summarizes our outstanding economic hedges as of April 1, 2011 and December 31, 2010:

	April 1, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 399 million	May 2011	USD 371 million	February 2011
Commodity hedges	USD 32 million	October 2012	USD 35 million	October 2012

Changes in the fair value of outstanding economic hedges are recognized each reporting period in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the hedged risk. The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Operations for the periods presented (in millions):

	First Quarter
Location - Statements of Operations	2011	2010
Cost of sales	$0	$4
Selling, delivery, and administrative expenses	7	2
Other nonoperating expense, net(A)	(14)	0

Total	$(7)	$6

(A)

The loss recognized on these currency contracts is offset by a gain recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating expense, net on our Condensed Consolidated Statements of Operations.

Mark-to-market gains/losses related to our non-designated commodity hedges are recognized in the earnings of our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the earnings of our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges.

As of April 1, 2011, our Corporate segment included net mark-to-market gains on non-designated commodity hedges totaling $7 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12. The following table summarizes the deferred gain (loss) activity in our Corporate segment during the first quarter of 2011 (in millions):

Gains Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2010	$1	$1	$2
Gains recognized during the period and recorded in the Corporate segment, net	0	5	5

Balance at April 1, 2011	$1	$6	$7

(A)

Over the next 12 months, deferred gains totaling $6 million are expected to be reclassified from our Corporate segment into the earnings of our Europe operating segment as the underlying hedged transactions occur.

Net Investment Hedges

In February 2011, we entered into currency forwards designated as net investment hedges of our non-U.S. subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating expense, net on our Condensed Consolidated Statements of Operations. At April 1, 2011, these hedges were a liability of $3 million, which was recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets. During the first quarter of 2011, we recorded a net of tax loss of $2 million in AOCI on our Condensed Consolidated Balance Sheets related to these hedges. During the first quarter of 2011, the amount of ineffectiveness associated with these hedges was not material.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes our outstanding instruments designated as net investment hedges as of April 1, 2011 and December 31, 2010:

	April 1, 2011		December 31, 2010
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Non-U.S. currency hedges	USD 150 million	December 2011	n/a	n/a

NOTE 6—DEBT

The following table summarizes our debt as of April 1, 2011 and December 31, 2010 (in millions, except rates):

	April 1, 2011		December 31, 2010
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$0	0.0%	$145	0.3%
U.S. dollar notes due 2013-2021(B)	1,793	2.6	1,393	2.4
Euro notes due 2017	498	3.1	468	3.1
Swiss franc notes due 2013(C)	216	3.8	214	3.8
Capital lease obligations(D)	65	n/a	66	n/a

Total third party debt(E) (F)	2,572		2,286
Less: current portion of third party debt	17		162

Third party debt, less current portion	$2,555		$2,124

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B)	In February 2011, we issued $300 million, 4.5% notes due 2021, and $100 million, floating rate notes due 2014.
(C)	Our Swiss franc notes due 2013 are guaranteed by Legacy CCE, as well as CCE.
(D)	These amounts represent the present value of our minimum capital lease payments as of April 1, 2011 and December 31, 2010, respectively.
(E)	At April 1, 2011, approximately $260 million of our outstanding third party debt was issued by our subsidiaries and guaranteed by CCE.
(F)

The total fair value of our outstanding third party debt was $2.5 billion and $2.2 billion at April 1, 2011 and December 31, 2010, respectively. The fair value of our third party debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Credit Facilities

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper program and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At April 1, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Covenants

Our credit facility and outstanding third party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of April 1, 2011. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 7—COMMITMENTS AND CONTINGENCIES

Legal Contingencies

In connection with the Merger, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits are similar and assert claims on behalf of Legacy CCE’s shareowners for various breaches of fiduciary duty in connection with the Merger. The lawsuits name Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants; we assumed these lawsuits upon consummation of the Merger. Plaintiffs in each case sought to enjoin the transaction, to declare the deal void and rescind the transaction, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. On September 3, 2010, the parties to the consolidated Georgia action executed a Memorandum of Understanding (MOU) containing the terms for the parties’ agreement in principle to resolve the Delaware and Georgia actions. The MOU called for certain amendments to the transaction agreements as well as certain revisions to the disclosures relating to the transaction. The MOU also contemplates that plaintiffs will seek an award of attorneys’ fees in an amount not to exceed $7.5 million. Pursuant to the Agreement, the liability for these attorney fees would be shared equally between us and TCCC. In accordance with the MOU, the parties requested approval of the settlement from the Georgia court. On March 9, 2011, the Georgia court granted preliminary approval of the settlement and class certification and ordered that notice of the settlement be given to our shareowners. The Georgia court will hold a final settlement approval hearing on June 8, 2011. If the Georgia court approves the settlement, then the litigation in both Georgia and Delaware will be dismissed. For additional information about the Merger, refer to Note 1.

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

Indemnifications

In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past, and we believe the likelihood of incurring such a payment obligation in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Condensed Consolidated Financial Statements with respect to these general indemnifications.

We have provided certain indemnifications to TCCC as part of the Merger. For additional information about these indemnifications, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 8—EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	First Quarter
	2011	2010
Components of net periodic benefit costs:
Service cost	$12	$11
Interest cost	14	13
Expected return on plan assets	(18)	(16)
Amortization of actuarial loss	2	2

Net periodic benefit cost	10	10
Other	3	0

Total costs	$13	$10

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Contributions

Contributions to our pension plans totaled $17 million and $35 million during the first quarter of 2011 and 2010, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2011, as well as actual contributions for the year ended December 31, 2010 (in millions):

	Projected(A) 2011	Actual(A) 2010
Total pension contributions	$58	$116

(A)	These amounts represent only company-paid contributions.

NOTE 9—TAXES

Our effective tax rate was approximately 26 percent and 18 percent for the first quarter of 2011 and 2010, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Quarter
	2011	2010
U.S. federal statutory expense	$50	$51
Non-U.S. tax rate differential	(24)	(25)
U.S. taxation of non-U.S. earnings, net of tax credits	8	0
Valuation allowance change	0	(1)
Nondeductible items	3	1
Other, net	1	0

Total provision for income taxes	$38	$26

Repatriation of Current Non-U.S. Earnings to the U.S.

During the fourth quarter of 2011, we expect to repatriate to the U.S. a portion of our 2011 non-U.S. earnings to satisfy our 2011 U.S.- based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2011 non-U.S. earnings and our actual 2011 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested, and, if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used in our non-U.S. operations to service non-U.S. debt and to fund future acquisitions.

Tax Sharing Agreement with TCCC

As part of the Merger, we entered into a Tax Sharing Agreement with TCCC. Under the Tax Sharing Agreement among us, Legacy CCE, and TCCC, we agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally for taxes related to periods prior to October 2, 2010. The Tax Sharing Agreement specifies various indemnifications we have provided to TCCC, some of which extend through 2014. As of April 1, 2011, the unamortized liability related to this indemnification was $31 million, of which $15 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $16 million is recorded in other noncurrent liabilities, net on our Condensed Consolidated Balance Sheets. For additional information about the Tax Sharing Agreement and related accruals, refer to Note 10 of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 10—EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. As part of the Merger, outstanding shares of common stock of Coca-Cola Enterprises Inc., excluding shares held by TCCC, were

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

converted into the right to receive one share of our common stock and $10.00 in cash consideration per share. Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were outstanding. Therefore, for periods prior to the Merger, we used 339,064,025 as our number of basic shares outstanding for purposes of calculating our basic earnings per share. In addition, for periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied.

The following table summarizes our basic earnings and diluted per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	First Quarter
	2011	2010
Net income	$106	$120

Basic weighted average common shares outstanding(A) (B)	329	339
Effect of dilutive securities(C)	9	n/a

Diluted weighted average common shares outstanding	338	n/a

Basic earnings per common share	$0.32	$0.35

Diluted earnings per common share	$0.31	n/a

(A)

For the first quarter of 2010, we did not have any common shares outstanding. As such, we used 339,064,025 as our number of basic weighted average common shares outstanding for purposes of calculating our basic earnings per common share, which represents the number of our shares outstanding immediately following the Merger.

(B)

At April 1, 2011, we were obligated to issue, for no additional consideration, 0.4 million common shares under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for the first quarter of 2011.

(C)

Options to purchase 9 million common shares were outstanding as of April 1, 2011. Of this amount, options to purchase 1 million common shares for the first quarter of 2011 were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful).

During the first quarter of 2011, we issued an aggregate of 0.2 million shares of common stock from the exercise of share options with a total intrinsic value of $2 million.

Dividend payments on our common stock totaled $39 million during the first quarter of 2011. In April 2011, our Board of Directors approved a $0.01 per share increase in our quarterly dividend from $0.12 per share to $0.13 per share beginning in the second quarter of 2011.

NOTE 11—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension plan liability adjustments, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments (CTA) as the historical earnings from our non-U.S. subsidiaries are considered to be permanently reinvested (refer to Note 9). During the fourth quarter of 2011, we expect to repatriate to the U.S. a portion of our 2011 non-U.S. earnings to satisfy our 2011 U.S.-based cash flow needs. The portion of current year earnings expected to be repatriated during the fourth quarter of 2011 is to be determined in U.S. dollars and converted to the equivalent amount of non-U.S. currency at the time of repatriation; therefore, we do not anticipate that the planned repatriation will have an impact on the CTA component of our AOCI balance.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes our comprehensive income (loss) for the periods presented (in millions):

	First Quarter
	2011	2010
Net income	$106	$120
Currency translations	175	(189)
Net investment hedges, net of tax	(2)	0
Pension plan liability adjustments, net of tax	1	2
Cash flow hedges, net of tax	17	(2)

Net comprehensive income (loss) adjustments, net of tax	191	(189)

Comprehensive income (loss)	$297	$(69)

NOTE 12—OPERATING SEGMENT

We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our revenues during the first quarter of 2011 and 2010.

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

Additionally, mark-to-market gains/losses related to our non-designated commodity hedges are recognized in the earnings of our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the earnings of our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges. For additional information about our non-designated hedges, refer to Note 5.

Segment Remeasurement

Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $11 million during the first quarter of 2011 and 2010, respectively. To provide comparability, we have recast our first quarter of 2010 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. The following table summarizes our segment operating income (expense) for the first quarter of 2010 as adjusted for the segment measurement change (in millions):

First Quarter 2010	Previously Reported	Amount Recast	As Adjusted
Europe	$201	$(11)	$190
Corporate	(34)	11	(23)

Consolidated	$167	$0	$167

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
First Quarter 2011:
Net operating revenues(A)	$1,844	$0	$1,844
Operating income(B)	200	(36)	164
Capital asset investments	83	0	83
First Quarter 2010:
Net operating revenues(A)	$1,508	$0	$1,508
Operating income(B)	190	(23)	167
Capital asset investments(C)	68	0	68

(A)	The following table summarizes the contribution of total net operating revenues by country as a percentage of total net operating revenues for the periods presented:

	First Quarter
	2011	2010
Net operating revenues
Great Britain	33%	36%
France	30	34
Belgium	15	20
The Netherlands	9	10
Norway	7	n/a
Sweden	6	n/a

Total	100%	100%

(B)

Our Corporate segment operating income includes net mark-to-market gains on our non-designated commodity hedges totaling $5 million and $4 million for the first quarter of 2011 and 2010, respectively. As of April 1, 2011, our Corporate segment included net mark-to-market gains on non-designated commodity hedges totaling $7 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 5.

(C)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.

NOTE 13—RESTRUCTURING ACTIVITIES

The following table summarizes our restructuring costs for the periods presented (in millions):

	First Quarter
	2011	2010
Europe(A)	$14	$1
Corporate(B)	0	1

Total	$14	$2

(A)	Prior to the Merger, these amounts represent restructuring costs incurred by Legacy CCE’s Europe operating segment.
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

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Supply Chain Initiatives and Business Optimization

During the first quarter of 2011 and 2010, we recorded restructuring charges totaling $14 million and $2 million, respectively, to harmonize our plant operations and streamline our cooler services business. These charges were included in selling, administrative, and delivery (SD&A) expenses on our Condensed Consolidated Statements of Operations. We expect to be substantially complete with these restructuring activities by the end of 2011. The cumulative cost of this program as of April 1, 2011 was approximately $37 million.

The following table summarizes these restructuring activities for the periods presented (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2009	$0	$0	$0
Provision	10	4	14
Cash payments	(6)	(4)	(10)

Balance at December 31, 2010	$4	$0	$4
Provision	13	1	14
Cash payments	(1)	(1)	(2)

Balance at April 1, 2011	$16	$0	$16

NOTE 14—SHARE REPURCHASE PROGRAM

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

During the first quarter of 2011, we repurchased $200 million in outstanding shares, representing 7.7 million shares at an average price of $25.84 per share. Since the inception of the program in the fourth quarter of 2010, we have repurchased a cumulative $400 million in outstanding shares, representing 15.7 million shares at an average price of $25.39 per share. We plan to repurchase $600 million in additional outstanding shares under this program by the end of 2011 or early 2012, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 15 —FAIR VALUE MEASUREMENTS

The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of April 1, 2011 and December 31, 2010 (in millions):

	000000000	000000000	000000000	000000000
	April 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$29	$0	$29	$0
Money market funds(B)	11	0	11	0

Total assets	40	0	40	0

Derivative liabilities(A)	$52	$0	$52	$0

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$29	$0	$29	$0

Derivative liabilities(A)	$25	$0	$25	$0

(A)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. Refer to Note 5.

(B)

We have investments in certain money market funds that hold a portfolio of short-term, high quality, fixed-income securities issued by banks, corporations, and the U.S. Government. We classify these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The fair value of these investments approximates their carrying value because of their short maturities. These investments are not publicly traded, so their fair value is determined based on the values of the underlying investments in money market funds.

At April 1, 2011, our cash and cash equivalents included $57 million of amounts invested in time deposits with an investment grade financial institution. Because these time deposits mature in less than 30 days and can be withdrawn at any time by incurring a nominal penalty, we have classified these deposits as cash and cash equivalents on our Condensed Consolidated Balance Sheets. The fair value of these time deposits equals their carrying value due to the short term nature of these instruments.

COCA-COLA ENTERPRISES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a Merger with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its Corporate segment into a new legal entity which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the first quarter of 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified. Our financial results are greatly impacted by our relationship with TCCC. For additional information about our transactions with TCCC, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Basis of Presentation

Prior to the Merger, our Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Condensed Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE at the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. All significant intercompany accounts and transactions between the legal entities that comprise CCE have been eliminated.

Prior to the Merger, our Condensed Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 4 of the Condensed Consolidated Financial Statements in this Form 10-Q).

Following the Merger, our Condensed Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010.

COCA-COLA ENTERPRISES, INC.

Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $11 million during the first quarter of 2011 and 2010, respectively. To provide comparability, we have recast our first quarter of 2010 segment reporting to reflect the movement of these expenses. For additional information about the segment measurement change, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Financial Results

Our net income in the first quarter of 2011 was $106 million or $0.31 per diluted common share, compared to net income of $120 million or $0.35 per common share in the first quarter of 2010. In addition to the items noted previously regarding the preparation of our Condensed Consolidated Financial Statements prior to the Merger, the following items included in our reported results affected the comparability of our year-over-year financial results (amounts prior to the Merger only include items related to Legacy CCE’s Europe operating segment):

First Quarter 2011

•	Charges totaling $14 million related to restructuring activities to harmonize our plant operations and streamline our cooler services business; and

•	Net mark-to-market gains totaling $5 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

First Quarter 2010

•	A $2 million charge related to restructuring activities; and

•	Net mark-to-market gains totaling $4 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

Financial Summary

Our financial performance during the first quarter of 2011 reflects the impact of the following significant factors:

•	Solid revenue growth driven by strong volume and marketplace execution;

•	Volume growth for both our sparkling and still beverage portfolios, including strong performance of our Coca-Cola trademark brands;

•

Moderate cost of sales increase reflecting the benefit of current supplier agreements and hedging instruments which provided us with lower than market prices for a significant portion of our commodity purchases; and

•	Increased year-over-year corporate expenses due to the inclusion of corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus allocated expenses prior to the Merger.

During the first quarter of 2011, we delivered solid operating results driven by strong volume growth of 5.0 percent and pricing growth of 1.5 percent. Solid marketplace execution, planned promotional activities, strong performance of our Coca-Cola trademark beverages, and continued benefit of our enhanced still beverage portfolio were the primary drivers of our volume performance. Our continental European territories had volume growth of 4.5 percent, driven by increased sales of still beverages and waters, including Capri Sun and Chaudfontaine mineral water, as well as the continued growth of our Coca-Cola trademark brands, especially

Coca-Cola Zero. Our volume in Great Britain increased 6.5 percent, driven by strong performance of sparkling flavors and energy brands including Sprite, Fanta, Dr Pepper, and Monster, as well as higher sales of still beverages, especially Ocean Spray products. In addition to volume growth, our performance during the first quarter of 2011 reflects a moderate cost of sales increase, and increased year-over-year corporate expenses due to the inclusion of all corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus allocated Legacy CCE expenses prior to the Merger.

COCA-COLA ENTERPRISES, INC.

Operations Review

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	First Quarter
	2011	2010
Net operating revenues	100.0%	100.0%
Cost of sales	64.2	63.7

Gross profit	35.8	36.3
Selling, delivery, and administrative expenses	27.0	25.2

Operating income	8.8	11.1
Interest expense, net	1.0	1.1
Other nonoperating expense, net	0.0	(0.3)

Income before income taxes	7.8	9.7
Income tax expense	2.1	1.7

Net income	5.7%	8.0%

Operating Income

The following table summarizes our operating income by segment for the periods presented, as adjusted to reflect the segment measurement change that occurred in the first quarter of 2011 (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2011		2010(A)
	Amount	Percent of Total	Amount	Percent of Total
Europe	$200	122.0%	$190	114.0%
Corporate	(36)	(22.0)	(23)	(14.0)

Combined	$164	100.0%	$167	100.0%

(A)

Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $11 million during the first quarter of 2011 and 2010, respectively. To provide comparability, we have recast our first quarter of 2010 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. For additional information about the segment measurement change, refer to Note 12 of the Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Our operating income decreased $3 million in the first quarter of 2011 to $164 million from $167 million in the first quarter of 2010. The following table summarizes the significant components of the change in our first quarter of 2011 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price and mix on gross profit	$23	13.5%
Impact of bottle and can cost and mix on gross profit	(22)	(13.0)
Impact of bottle and can volume on gross profit	27	16.0
Impact of bottle and can selling day shift on gross profit	(7)	(4.0)
Impact of post mix, non-trade, and other on gross profit	2	1.0
Impact of acquired bottlers in Norway and Sweden	9	5.5
Other selling, delivery, and administrative expenses	(64)	(38.5)
Net impact of allocated expenses from Legacy CCE	38	23.0
Net mark-to-market gains related to non-designated commodity hedges	1	0.5
Net impact of restructuring charges	(13)	(8.0)
Currency exchange rate changes	3	2.0

Change in operating income	$(3)	(2.0)%

Net Operating Revenues

Net operating revenues increased 22.5 percent in the first quarter of 2011 to $1.8 billion, including a 2.0 percent increase due to currency exchange rate changes. This change also included a 16.0 percent increase due to incremental revenues from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway’s high percentage of excise taxes recorded on a gross basis relative to net operating revenues).

Net operating revenues per case increased 2.5 percent in the first quarter of 2011 versus the first quarter of 2010. The following table summarizes the significant components of the change in our first quarter of 2011 net operating revenues per case, as adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2011
Changes in net operating revenues per case:
Bottle and can net price per case	1.5%
Bottle and can currency exchange rate change	1.5
Post mix, non-trade, and other	(0.5)

Change in net operating revenue per case	2.5%

During the first quarter of 2011, our bottle and can sales accounted for approximately 95 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. Our bottle and can net price per case during the first quarter of 2011 reflects a moderate rate increase offset partially by planned promotional activity, particularly in Great Britain.

COCA-COLA ENTERPRISES, INC.

Volume

The following table summarizes the change in our first quarter of 2011 bottle and can volume versus the first quarter of 2010, as adjusted to reflect the impact of one less selling day in the first quarter of 2011 versus the first quarter of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

First Quarter 2011
Change in volume	4.0%
Impact of selling day shift(A)	1.0

Change in volume, adjusted for selling day shift	5.0%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2011 versus the first quarter of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

		First Quarter
	Change	2011 Percent of Total	2010 Percent of Total
Coca-Cola trademark	3.0%	69.0%	71.0%
Sparkling flavors and energy	6.5	17.0	16.5
Juices, isotonics, and other	18.0	11.0	9.5
Water	3.5	3.0	3.0

Total	5.0%	100.0%	100.0%

During the first quarter of 2011, we achieved volume growth of 5.0 percent versus the first quarter of 2010. Our volume performance reflects growth in both sparkling and still beverages, which grew 4.0 percent and 14.5 percent, respectively. Both continental Europe and Great Britain experienced volume gains during the first quarter of 2011, with sales volume increasing 4.5 percent and 6.5 percent, respectively. These increases were primarily attributable to solid marketplace execution, planned promotional activity, particularly in Great Britain, and the continued success of our sparkling and energy beverage brands, including Sprite, Fanta, Dr Pepper, and Monster, as well as the continued growth of our Coca-Cola trademark brands, especially Coca-Cola Zero. Our volume also benefited from our enhanced still beverage and water portfolio during the first quarter of 2011, including growth in Capri Sun, Ocean Spray, and Chaudfontaine mineral water.

Our Coca-Cola trademark product volume increased 3.0 percent in the first quarter of 2011 as compared to the first quarter of 2010. This increase was driven by a greater than 25 percent increase in the sale of Coca-Cola Zero and a 2.0 percent increase in the sale of Coca-Cola, offset partially by a 2.0 percent decline in the sale of Diet Coke/Coca-Cola light. Sparkling flavors and energy volume increased 6.5 percent during the first quarter of 2011, reflecting higher sales of several sparkling beverage products, including Sprite, Dr Pepper, Fanta, and Monster. Juices, isotonics, and other volume increased 18.0 percent in the first quarter of 2011, reflecting a 25.5 percent increase in sales of Capri Sun products, which were introduced in Belgium and the Netherlands in early 2010. The increase also reflects significant volume gains for POWERade and Ocean Spray products. Sales volume of our water brands increased 3.5 percent in the first quarter of 2011, reflecting increased sales of Chaudfontaine mineral water.

COCA-COLA ENTERPRISES, INC.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2011 versus the first quarter of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

		First Quarter
	Change	2011 Percent of Total	2010 Percent of Total
Multi-serve(A)	6.5%	58.5%	57.5%
Single-serve(B)	3.5	41.5	42.5

Total	5.0%	100.0%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.
(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packages

The following table summarizes our volume results by packaging category for the periods presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2011 versus the first quarter of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

		First Quarter
	Change	2011 Percent of Total	2010 Percent of Total
Cans	10.0%	39.5%	37.5%
PET (plastic)	(0.5)	45.0	47.5
Glass and other	10.0	15.5	15.0

Total	5.0%	100.0%	100.0%

Cost of Sales

Cost of sales increased 23.0 percent in the first quarter of 2011 to $1.2 billion, including a 2.0 percent increase due to currency exchange rate changes. This change also included a 15.5 percent increase due to incremental costs from the bottling operations of Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway’s high percentage of excise taxes recorded on a gross basis relative to cost of sales). The following table summarizes the significant components of the change in our first quarter of 2011 cost of sales per case, as adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2011
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	1.5%
Bottle and can currency exchange rate changes	2.0

Change in cost of sales per case	3.5%

Our bottle and can ingredient and packaging costs increased moderately year-over-year reflecting the benefit of current supplier agreements and hedging instruments. Although the market prices for certain key raw materials increased year-over-year, our exposure to these increases is mitigated by our current supplier agreements and hedging instruments which provide us with lower than market prices for a significant portion of our planned commodity purchases through the end of 2011.

COCA-COLA ENTERPRISES, INC.

Selling, Delivery, and Administrative Expenses

SD&A expenses increased $117 million, or 31.0 percent, in the first quarter of 2011 to $497 million. This change included a 20.0 percent increase due to incremental expenses from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 and a 1.5 percent increase due to currency exchange rate changes. The following table summarizes the significant components of the change in our first quarter of 2011 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$53	14.0%
Selling and marketing expenses	12	3.0
Delivery and merchandising expenses	(6)	(1.5)
Impact of acquired bottlers in Norway and Sweden	75	20.0
Net impact of allocated expenses from Legacy CCE	(38)	(10.0)
Net mark-to-market losses related to non-designated commodity hedges	(3)	(1.0)
Net impact of restructuring charges	13	3.5
Currency exchange rate changes	6	1.5
Other	5	1.5

Change in SD&A expenses	$117	31.0%

SD&A expenses as a percentage of net operating revenues was 27.0 percent and 25.2 percent in the first quarter of 2011 and 2010, respectively. Our SD&A expenses in the first quarter of 2011 reflect the impact of (1) additional expenses totaling $75 million related to the acquired bottlers in Norway and Sweden; (2) a net year-over-year increase in corporate expenses due to the inclusion of our actual corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus an allocation of corporate expenses from Legacy CCE prior to the Merger; and (3) increased restructuring costs.

Interest Expense, Net

Interest expense, net—third party increased $14 million in the first quarter of 2011 to $19 million from $5 million in the first quarter of 2010. Interest expense, net— Coca-Cola Enterprises Inc. totaled $12 million during the first quarter of 2010. The following tables summarize the primary items that impacted our interest expense for the periods presented ($ in millions):

Third party debt

	First Quarter
	2011	2010
Average outstanding debt balance	$2,421	$826
Weighted average cost of debt	2.9%	2.0%
Fixed-rate debt (% of portfolio)	96%	28%
Floating-rate debt (% of portfolio)	4%	72%

Amounts due to Coca-Cola Enterprises Inc.

	First Quarter
	2011	2010
Average outstanding debt balance	n/a	$1,008
Weighted average cost of debt	n/a	5.7%
Fixed-rate debt (% of portfolio)	n/a	100%

COCA-COLA ENTERPRISES, INC.

Other Nonoperating Expense, Net

Other nonoperating expense, net totaled $1 million and $4 million during the first quarter of 2011 and 2010, respectively. Our other nonoperating expense, net principally includes non-U.S. currency transaction gains and losses.

Income Tax Expense

Our effective tax rate was approximately 26 percent and 18 percent for the first quarter of 2011 and 2010, respectively.

We expect our full year 2011 effective tax rate to be approximately 26 percent to 28 percent. Our 2011 effective tax rate is expected to be higher than 2010 due to the U.S. tax impact associated with the expected repatriation of a portion of our current year non-U.S. earnings. Historically, all of our non-U.S. earnings have been considered permanently reinvested. In the future, we expect our historical earnings to remain permanently reinvested and to repatriate a portion of each current year’s non-U.S. earnings to satisfy our U.S.-based cash flow needs. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first quarter of 2011 and 2010.

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

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper programs and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At April 1, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At April 1, 2011, we had $17 million in debt maturities in the next 12 months. We plan to repay a portion of our short-term obligations with operating cash flow and cash on hand.

During the first quarter of 2011, we repurchased $200 million in outstanding shares under our share repurchase program. Since the inception of the program in the fourth quarter of 2010, we have repurchased a cumulative $400 million in outstanding shares. We currently expect to repurchase additional shares totaling approximately $600 million by the end of 2011 or early 2012. Our share repurchase plan may be adjusted depending on economic, operating, or other factors, including acquisition opportunities. In addition, we expect our cash tax payments to increase in the near-term, driven primarily by the future timing and amount of repatriating to the U.S. a portion of our future current year non-U.S. earnings.

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

Our credit facility and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of April 1, 2011. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES, INC.

Summary of Cash Activities

During the first quarter of 2011, our primary sources of cash included (1) $400 million from third-party debt issuances; and (2) the receipt of $48 million from TCCC related to the settlement of several items related to the Merger. Our primary uses of cash were (1) $200 million to repurchase shares under our share repurchase program; (2) net payments on commercial paper of $145 million; (3) capital asset investments of $83 million; and (4) dividend payments on common stock of $39 million.

Operating Activities

Our net cash derived from operating activities totaled $8 million in the first quarter of 2011 versus net cash used in operating activities of $18 million in the first quarter of 2010. There were no significant differences in the net results of our operating activities in the first quarter of 2011 versus 2010. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Quarter
	2011	2010(A)
Supply chain infrastructure improvements	$40	$40
Cold drink equipment	29	26
Information technology	8	2
Other	6	0

Total capital asset investments	$83	$68

(A)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.

During 2011, we expect our capital expenditures to approximate $400 million and to be invested in a similar proportion of asset categories as those listed in the previous table.

COCA-COLA ENTERPRISES, INC.

Financing Activities

Our net cash derived from financing activities totaled $62 million and $55 million during the first quarter of 2011 and 2010, respectively. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

				First Quarter
Issuances of debt	Maturity Date	Rate		2011	2010
$300 million notes	September 2021	4.5%		$300	$0
$100 million notes	February 2014	—	(A)	100	0

Total issuances of third party debt, excluding commercial paper				400	0
Net issuances of third party commercial paper				0	11
Net issuances of amounts due to Legacy CCE				0	46

Total issuances of debt				$400	$57

				First Quarter
Payments on debt	Maturity Date	Rate		2011	2010
Other payments, net	—	—		$(4)	$(2)
Net payments on third party commercial paper				(145)	0

Total payments on debt				$(149)	$(2)

(A)	These notes carry a variable interest rate at three-month USD Libor plus 30 basis points. As of April 1, 2011, the effective rate on these notes was 0.6 percent.

Financial Position

Assets

Trade accounts receivable increased $71 million, or 5.5 percent, to $1.4 billion at April 1, 2011 from $1.3 billion at December 31, 2010. This increase was primarily driven by a change in currency exchange rates totaling approximately $65 million.

Amounts receivable from TCCC decreased $23 million, or 26.5 percent, to $63 million at April 1, 2011 from $86 million at December 31, 2010. This decrease was due to the settlement of the difference between the Gross Indebtedness of Legacy CCE’s North American Business at the effective date of the Merger and the target Gross Indebtedness in the Agreement. For additional information about this and other settlements with TCCC related to the Merger, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Inventories increased $62 million, or 17.0 percent, to $429 million at April 1, 2011 from $367 million at December 31, 2010. This increase was primarily driven by the seasonality of our business, as well as a change in currency exchange rates.

Franchise license intangible assets, net and goodwill increased $176 million, or 4.5 percent, to $4.1 billion at April 1, 2011 from $3.9 billion at December 31, 2010. This increase was primarily driven by a change in currency exchange rates.

Other noncurrent assets, net increased $61 million, or 32.5 percent, to $248 million at April 1, 2011 from $187 million at December 31, 2010. This increase was primarily driven by an increase in our noncurrent assets related to deferred taxes, as well as a change in currency exchange rates.

Liabilities and Equity

Current portion of third party debt decreased $145 million, or 89.5 percent, to $17 million at April 1, 2011 from $162 million at December 31, 2010. This decrease was driven by our net payments on third party commercial paper during the first quarter of 2011 totaling $145 million.

Third party debt, less current portion increased $431 million, or 20.5 percent, to $2.6 billion at April 1, 2011 from $2.1 billion at December 31, 2010. This increase was driven by our issuance of $400 million in third party notes during the first quarter of 2011, as well as a change in currency exchange rates.

COCA-COLA ENTERPRISES, INC.

Other noncurrent liabilities, net increased $37 million, or 25.0 percent, to $186 million at April 1, 2011 from $149 million at December 31, 2010. This increase is primarily driven by an increase in the liability value of certain non-U.S. currency contracts designated as hedging instruments. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Defined Benefit Plan Contributions

Contributions to our pension plans totaled $17 million and $35 million during the first quarter of 2011 and 2010, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2011, as well as our actual contributions for the year ended December 31, 2010 (in millions):

	Projected(A) 2011	Actual(A) 2010
Total pension contributions	$58	$116

(A)	These amounts represent only company-paid contributions.

Contingencies

For information about our contingencies, including outstanding litigation, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating third party debt portfolio. At April 1, 2011, approximately 96 percent of our third party debt portfolio was comprised of fixed-rate debt and 4 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of April 1, 2011 would change the fair value of our third party fixed-rate debt outstanding as of April 1, 2011 by approximately $130 million.

We also estimate that a 1 percent change in the interest costs of third party floating-rate debt outstanding as of April 1, 2011 would change interest expense on an annual basis by approximately $1 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our entire operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the quarter ended April 1, 2011 by approximately $20 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher sales prices. As such, we are subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum, PET (plastic), steel, sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $40 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Certain of our suppliers could restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of April 1, 2011, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $3 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the Merger with The Coca-Cola Company, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits are similar and assert claims on behalf of Legacy CCE’s shareowners for various breaches of fiduciary duty in connection with the Merger. The lawsuits name Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants; we assumed these lawsuits upon consummation of the Merger. Plaintiffs in each case sought to enjoin the transaction, to declare the deal void and rescind the transaction, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. On September 3, 2010, the parties to the consolidated Georgia action executed a Memorandum of Understanding (MOU) containing the terms for the parties’ agreement in principle to resolve the Delaware and Georgia actions. The MOU called for certain amendments to the transaction agreements as well as certain revisions to the disclosures relating to the transaction. The MOU also contemplates that plaintiffs will seek an award of attorneys’ fees in an amount not to exceed $7.5 million. Pursuant to the Merger Agreement, the liability for these attorney fees would be shared equally between us and TCCC. In accordance with the MOU, the parties requested approval of the settlement from the Georgia court. On March 9, 2011, the Georgia court granted preliminary approval of the settlement and class certification and ordered that notice of the settlement be given to our shareowners. The Georgia court will hold a final settlement approval hearing on June 8, 2011. If the Georgia court approves the settlement, then the litigation in both Georgia and Delaware will be dismissed.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2010.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the first quarter of 2011 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
January 1, 2011 through January 28, 2011	2.4	$24.97	2.4	$739.1
January 29, 2011 through February 25, 2011	2.3	26.09	2.3	680.2
February 26, 2011 through April 1, 2011	3.0	26.35	3.0	600.0

Total	7.7	$25.84	7.7	$600.0

(A)

During the first quarter of 2011, 10,486 of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted shares (units) or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)

Our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. Unless terminated by resolution of our Board of Directors, this program expires when we have repurchased all shares authorized.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date: April 29, 2011	/s/ WILLIAM W. DOUGLAS III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: April 29, 2011	/s/ SUZANNE D. PATTERSON
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer