Form 10-Q
period 2011-07-01
COCA-COLA ENTERPRISES, INC.
filed 2011-07-29
CIK 1491675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34874

(Exact name of registrant as specified in its charter)

Delaware	27-2197395
(State of incorporation)	(I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway

Atlanta, Georgia 30339

(Address of principal executive offices, including zip code)

678-260-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [✓]  No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [✓]  No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

318,966,585 Shares of $0.01 Par Value Common Stock as of July 1, 2011

COCA-COLA ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2011

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Second Quarter		First Six Months

	2011	2010	2011	2010

Net operating revenues	$2,407	$1,731	$4,251	$3,239
Cost of sales	1,513	1,081	2,696	2,042

Gross profit	894	650	1,555	1,197
Selling, delivery, and administrative expenses	535	385	1,032	765

Operating income	359	265	523	432
Interest expense, net—third party	20	5	39	10
Interest expense, net—Coca-Cola Enterprises Inc.	0	8	0	20
Other nonoperating expense, net	(2)	0	(3)	(4)

Income before income taxes	337	252	481	398
Income tax expense	91	53	129	79

Net income	$246	$199	$352	$319

Basic earnings per common share	$0.76	$0.59	$1.08	$0.94

Diluted earnings per common share	$0.74	n/a	$1.05	n/a

Dividends declared per common share	$0.13	n/a	$0.25	n/a

Basic weighted average common shares outstanding	323	339	326	339

Diluted weighted average common shares outstanding	331	n/a	335	n/a

Income (expense) from transactions with The Coca-Cola Company—Note 4:
Net operating revenues	$6	$5	$10	$10
Cost of sales	(667)	(492)	(1,199)	(950)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	July 1, 2011	December 31, 2010
ASSETS
Current:
Cash and cash equivalents	$404	$321
Trade accounts receivable, less allowances of $15 and $16, respectively	1,688	1,329
Amounts receivable from The Coca-Cola Company	69	86
Inventories	483	367
Prepaid expenses and other current assets	151	127

Total current assets	2,795	2,230
Property, plant, and equipment, net	2,315	2,220
Franchise license intangible assets, net	4,022	3,828
Goodwill	138	131
Other noncurrent assets, net	309	187

Total assets	$9,579	$8,596

LIABILITIES
Current:
Accounts payable and accrued expenses	$1,895	$1,668
Amounts payable to The Coca-Cola Company	79	112
Current portion of third party debt	187	162

Total current liabilities	2,161	1,942
Third party debt, less current portion	2,581	2,124
Other noncurrent liabilities, net	201	149
Noncurrent deferred income tax liabilities	1,367	1,238

Total liabilities	6,310	5,453

SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 342,131,437 and 340,561,761 shares, respectively	4	3
Additional paid-in capital	3,680	3,628
Reinvested earnings	325	57
Accumulated other comprehensive loss	(129)	(345)
Common stock in treasury, at cost – 23,164,852 and 7,995,085 shares, respectively	(611)	(200)

Total shareowners’ equity	3,269	3,143

Total liabilities and shareowners’ equity	$9,579	$8,596

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	First Six Months
	2011	2010
Cash Flows from Operating Activities:
Net income	$352	$319
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	161	124
Deferred income tax expense	37	2
Pension expense less than contributions	(5)	(40)
Net changes in assets and liabilities	(289)	(293)

Net cash derived from operating activities	256	112

Cash Flows from Investing Activities:
Capital asset investments	(181)	(124)
Net change in amounts due from Coca-Cola Enterprises Inc.	0	303

Net cash (used in) derived from investing activities	(181)	179

Cash Flows from Financing Activities:
Change in commercial paper, net	24	(21)
Issuances of third party debt	400	0
Payments on third party debt	(7)	(37)
Share repurchases	(400)	0
Dividend payments on common stock	(81)	0
Exercise of employee share options	5	0
Net cash received from The Coca-Cola Company for transaction-related settlements	48	0
Contributions to Coca-Cola Enterprises Inc.	0	(310)
Other financing activities, net	3	0

Net cash used in financing activities	(8)	(368)

Net effect of currency exchange rate changes on cash and cash equivalents	16	(34)

Net Change in Cash and Cash Equivalents	83	(111)
Cash and Cash Equivalents at Beginning of Period	321	404

Cash and Cash Equivalents at End of Period	$404	$293

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND REPORTING POLICIES

Organization

On October 2, 2010, The Coca-Cola Company (TCCC) acquired Coca-Cola Enterprises Inc. (Legacy CCE) through a merger (the Merger) of a newly created TCCC subsidiary with and into Legacy CCE, with Legacy CCE continuing as the surviving corporation and a wholly owned subsidiary of TCCC. Immediately prior to the Merger, Legacy CCE separated its European operations and transferred those businesses, along with Coca-Cola Enterprises (Canada) Bottling Finance Company and a related portion of its corporate segment, to a new legal entity, International CCE Inc., which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”). The Merger Agreement, as amended, (the Agreement) was dated February 25, 2010 and contains provisions for post-closing adjustment payments between the parties as described in Note 4. Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a working capital adjustment of $55 million. The Norway-Sweden SPA also contains a provision for an adjustment payment between the parties based upon the adjusted EBITDA (as defined) of the Norway and Sweden business for the twelve months ended December 31, 2010. This EBITDA adjustment is still being determined, and we expect it to be concluded by the end of the third quarter of 2011. For additional information about the Agreement and the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K).

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the second quarter and first six months of 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.

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

Prior to the Merger, our Condensed Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 4).

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

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

For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	Quarter	Quarter	Quarter	Quarter	Quarter
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011	65	65	65	65	260
2010	66	65	65	65	261

Change	(1)	0	0	0	(1)

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating our practice of showing these items within our Consolidated Statements of Shareowners’ Equity.

NOTE 2—INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	December 31	December 31
	July 1, 2011	December 31, 2010
Finished goods	$318	$230
Raw materials and supplies	165	137

Total inventories	$483	$367

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	December 31,	December 31,
	July 1, 2011	December 31, 2010
Land	$167	$157
Building and improvements	961	887
Machinery, equipment, and containers	1,591	1,455
Cold drink equipment	1,508	1,369
Vehicle fleet	121	109
Furniture, office equipment, and software	318	291

Property, plant, and equipment	4,666	4,268
Less: Accumulated depreciation and amortization	2,450	2,172

	2,216	2,096
Construction in process	99	124

Property, plant, and equipment, net	$2,315	$2,220

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

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the periods presented (in millions):

	MMMM	MMMM	MMMM	MMMM
	Second Quarter		First Six Months
	2011	2010	2011	2010
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$6	$5	$10	$10

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(704)	$(531)	$(1,267)	$(1,024)
Purchases of finished products	(21)	(7)	(33)	(14)
Marketing support funding earned	58	46	101	88

Total	$(667)	$(492)	$(1,199)	$(950)

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

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

For additional information about certain indemnity obligations to TCCC as part of the Merger, refer to Note 7 and Note 9. For additional information about other agreements and transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

Transactions with Legacy CCE

Amounts Due To/From Legacy CCE

Prior to the Merger, we had amounts due to/from Legacy CCE that had various maturity dates and were typically issued at fixed interest rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were settled in the third quarter of 2010. During the second quarter and first six months of 2010, we had interest expense related to these amounts of $13 million and $27 million, respectively, and interest income related to these amounts of $5 million and $7 million, respectively.

Allocation of Legacy CCE Corporate Expenses

Prior to the Merger, our Condensed Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger. During the second quarter and first six months of 2010, our allocated expenses from Legacy CCE’s corporate segment totaled $50 million and $88 million, respectively.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

	Location – Balance Sheets	July 1, 2011	December 31, 2010
Assets:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Prepaid expenses and other current assets	$19	$11
Non-U.S. currency contracts	Other noncurrent assets, net	23	13

Total		42	24

Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	6	4
Commodity contracts	Other noncurrent assets, net	1	1

Total		7	5

Total Assets		$49	$29

Liabilities:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Accounts payable and accrued expenses	$30	$17
Non-U.S. currency contracts	Other noncurrent liabilities, net	32	1

Total		62	18

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Accounts payable and accrued expenses	5	7

Total Liabilities		$67	$25

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

Fair Value Hedges

We utilized certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized immediately in interest expense, net – third party on our Condensed Consolidated Statements of Operations. As of July 1, 2011 and December 31, 2010, we had no fair value hedges outstanding.

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the periods presented (in millions):

		Second Quarter		First Six Months
Fair Value Hedging Instruments(A)	Location - Statements of Operations	2011	2010	2011	2010
Interest rate swap agreements	Interest expense, net – third party	$0	$(4)	$0	$(7)
Fixed-rate debt	Interest expense, net – third party	0	4	0	7

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on third party debt denominated in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (loss) (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	July 1, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 1.6 billion	June 2021	USD 1.3 billion	June 2021

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Operations for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Cash Flow Hedging Instruments	2011	2010	2011	2010
Non-U.S. currency contracts	$17	$(9)	$(17)	$(23)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Second quarter		First Six Months
Cash Flow Hedging Instruments	Location - Statements of Operations	2011	2010	2011	2010
Non-U.S. currency contracts	Cost of sales	$1	$(2)	$1	$(2)
Non-U.S. currency contracts(C)	Other nonoperating income (expense), net	9	2	(42)	(10)

Total		$10	$0	$(41)	$(12)

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.
(B)

Over the next 12 months, deferred gains totaling $11 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)

The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating expense, net on our Condensed Consolidated Statements of Operations.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

Economic (Non-designated) Hedges

We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including purchases of aluminum, sugar, and vehicle fuel. We also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans denominated in non-functional currencies. The following table summarizes our outstanding economic hedges as of the dates presented:

	July 1, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 342 million	August 2011	USD 371 million	February 2011
Commodity hedges	USD 60 million	December 2012	USD 35 million	October 2012

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

	Second Quarter		First Six Months
Location - Statements of Operations	2011	2010	2011	2010
Cost of sales	$1	$(7)	$1	$(3)
Selling, delivery, and administrative expenses	(3)	(3)	4	(1)
Other nonoperating expense, net (A)	(2)	0	(16)	0

Total	$(4)	$(10)	$(11)	$(4)

(A)

The loss recognized on these currency contracts is offset by the gain recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating expense, net on our Condensed Consolidated Statements of Operations.

Mark-to-market gains (losses) related to our non-designated commodity hedges are recognized in the earnings of our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains (losses) related to the hedged transaction are reclassified from the earnings of our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges.

As of July 1, 2011, our Corporate segment included net mark-to-market gains on non-designated commodity hedges totaling $4 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12. The following table summarizes the deferred gain (loss) activity in our Corporate segment during the first six months of 2011 (in millions):

Gains Deferred at Corporate Segment (A)	Cost of Sales	SD&A	Total
Balance at December 31, 2010	$1	$1	$2
Gains recognized during the period and recorded in the Corporate segment, net	1	4	5
Less: Gains transferred to the Europe operating segment, net	0	(3)	(3)

Balance at July 1, 2011	$2	$2	$4

(A)

Over the next 12 months, deferred gains totaling $3 million are expected to be reclassified from our Corporate segment into the earnings of our Europe operating segment as the underlying hedged transactions occur.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

Net Investment Hedges

In 2011, we entered into currency forwards designated as net investment hedges of our non-U.S. subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating expense, net on our Condensed Consolidated Statements of Operations. At July 1, 2011, these hedges were a liability of $9 million, which was recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets. During the second quarter and first six months of 2011, we recorded a net of tax loss of $4 million and $6 million, respectively, in AOCI on our Condensed Consolidated Balance Sheets related to these hedges. During the second quarter and first six months of 2011, the amount of ineffectiveness associated with these hedges was not material.

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	July 1, 2011		December 31, 2010
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date

Non-U.S. currency hedges	USD 300 million	December 2011	n/a	n/a

NOTE 6—DEBT

The following table summarizes our debt as of the dates presented (in millions, except rates):

	July 1, 2011		December 31, 2010
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$169	0.2%	$145	0.3%
U.S. dollar notes due 2013-2021(B)	1,793	2.6	1,393	2.4
Euro notes due 2017	508	3.1	468	3.1
Swiss franc notes due 2013(C)	236	3.8	214	3.8
Capital lease obligations(D)	62	n/a	66	n/a

Total third party debt(E) (F)	2,768		2,286
Less: current portion of third party debt	187		162

Third party debt, less current portion	$2,581		$2,124

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B)	In February 2011, we issued $300 million, 4.5 percent notes due 2021, and $100 million, floating rate notes due 2014.
(C)	Our Swiss franc notes due 2013 are guaranteed by Legacy CCE, as well as CCE.
(D)	These amounts represent the present value of our minimum capital lease payments.
(E)	At July 1, 2011, approximately $276 million of our outstanding third party debt was issued by our subsidiaries and guaranteed by CCE.
(F)

The total fair value of our outstanding third party debt was $2.8 billion and $2.2 billion at July 1, 2011 and December 31, 2010, respectively. The fair value of our third party debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Credit Facilities

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper program and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At July 1, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

Covenants

Our credit facility and outstanding third party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of July 1, 2011. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Legal Contingencies

In connection with the Merger, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits were similar and asserted claims on behalf of Legacy CCE’s shareowners for various breaches of fiduciary duty in connection with the Merger. The lawsuits named Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants; we assumed Legacy CCE’s obligations in connection with these lawsuits upon consummation of the Merger. Plaintiffs in each case sought to enjoin the transaction, to declare the deal void and rescind the transaction, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. Prior to consummation of the Merger, the parties had agreed in principle to a settlement of these cases, which was subject to approval by the Georgia court. At the final settlement approval hearing on June 8, 2011, the Georgia court entered an Order and Final Judgment approving the settlement, certifying the class of plaintiffs, and approving an award of attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $4.8 million. Per the Agreement, the liability for these attorneys’ fees and expenses was to be shared equally between us and TCCC. On June 14, 2011, the Delaware court entered a Notice and Order of Voluntary Dismissal of the Delaware consolidated cases. In June 2011, we paid to plaintiffs’ counsel our equal share of the attorneys’ fees totaling approximately $2.4 million. This matter is now closed. For additional information about the Merger, refer to Note 1.

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

We have certain indemnity obligations to TCCC as part of the Merger. Under the Agreement, we agreed to indemnify TCCC for liabilities, including but not limited to, those resulting from the breach of representations, warranties, or covenants of Legacy CCE or CCE, as set forth in the Agreement and certain ancillary agreements prior to the effective date of the Merger. On July 1, 2011, our indemnity obligations related to certain of these representations and warranties expired with no claim for breach of those representations or warranties having been made by TCCC. For additional information about our indemnity obligations, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K. Our indemnity obligations under the Tax Sharing Agreement have not yet expired (refer to Note 9).

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 8—EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Second Quarter		First Six Months

	2011	2010	2011	2010

Components of net periodic benefit costs:
Service cost	$12	$10	$24	$21
Interest cost	14	11	28	24
Expected return on plan assets	(19)	(15)	(37)	(31)
Amortization of net prior service cost	1	1	1	1
Amortization of actuarial loss	2	2	4	4

Net periodic benefit cost	10	9	20	19
Other	0	0	3	0

Total costs	$10	$9	$23	$19

Contributions

Contributions to our pension plans totaled $28 million and $59 million during the first six months of 2011 and 2010, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2011, as well as actual contributions for the year ended December 31, 2010 (in millions):

	Projected(A) 2011	Actual(A) 2010
Total pension contributions	$58	$116

(A)	These amounts represent only company-paid contributions.

NOTE 9—TAXES

Our effective tax rate was approximately 27 percent and 20 percent for the first six months of 2011 and 2010, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Six Months
	2011	2010
U.S. federal statutory expense	$168	$139
Non-U.S. tax rate differential	(77)	(62)
U.S. taxation of non-U.S. earnings, net of tax credits	24	0
Valuation allowance change	0	(1)
Nondeductible items	13	3
Other, net	1	0

Total provision for income taxes	$129	$79

Subsequent to the second quarter of 2011, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. As a result, we expect to recognize a deferred tax benefit of approximately $50 million during the third quarter of 2011 to reflect this change in our deferred taxes.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

Repatriation of Current Non-U.S. Earnings to the U.S.

During the fourth quarter of 2011, we expect to repatriate to the U.S. a portion of our 2011 non-U.S. earnings to satisfy our 2011 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2011 non-U.S. earnings and our actual 2011 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested, and, if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used in our non-U.S. operations to service non-U.S. debt and to fund future acquisitions. For additional information about our undistributed non-U.S. earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

Tax Sharing Agreement with TCCC

As part of the Merger, we entered into a Tax Sharing Agreement with TCCC. Under the Tax Sharing Agreement among us, Legacy CCE, and TCCC, we agreed to indemnify TCCC and its affiliates from and against certain taxes, generally related to periods prior to October 2, 2010. Some of these indemnifications extend through 2014. As of July 1, 2011, the unamortized liability related to these indemnifications was $34 million, of which $19 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $15 million is recorded in other noncurrent liabilities, net on our Condensed Consolidated Balance Sheets. During the second quarter of 2011, we recorded additional amounts totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our tax indemnifications to TCCC. This amount was included in selling, administrative, and delivery (SD&A) expenses on our Condensed Consolidated Statements of Operations. For additional information about the Tax Sharing Agreement and related accruals, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10—EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. As part of the Merger, outstanding shares of common stock of Coca-Cola Enterprises Inc., excluding shares held by TCCC, were converted into the right to receive one share of our common stock and $10.00 in cash consideration per share. Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were outstanding. Therefore, for periods prior to the Merger, we have used 339,064,025 as our number of basic shares outstanding for purposes of calculating our basic earnings per share. In addition, for periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful).

The following table summarizes our basic earnings and diluted per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Second Quarter		First Six Months
	2011	2010	2011	2010
Net income	$246	$199	$352	$319

Basic weighted average common shares outstanding(A) (B)	323	339	326	339
Effect of dilutive securities(C)	8	n/a	9	n/a

Diluted weighted average common shares outstanding	331	n/a	335	n/a

Basic earnings per common share	$0.76	$0.59	$1.08	$0.94

Diluted earnings per common share	$0.74	n/a	$1.05	n/a

(A)

For the second quarter and first six months of 2010, we did not have any common shares outstanding. As such, we have used 339,064,025 as our number of basic weighted average common shares outstanding for purposes of calculating our basic earnings per common share, which represents the number of our shares outstanding immediately following the Merger.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

(B)

At July 1, 2011, we were obligated to issue, for no additional consideration, 0.4 million common shares under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for the second quarter and first six months of 2011.

(C)

Options to purchase 9 million common shares were outstanding as of July 1, 2011. Of this amount, options to purchase 1.2 million common shares for the second quarter and first six months of 2011 were not included in the computation of diluted earnings per share, because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied.

During the first six months of 2011, we issued an aggregate of 0.4 million shares of common stock from the exercise of share options with a total intrinsic value of $5 million.

Dividend payments on our common stock totaled $81 million during the first six months of 2011. In April 2011, our Board of Directors approved a $0.01 per share increase in our quarterly dividend from $0.12 per share to $0.13 per share beginning in the second quarter of 2011.

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

The following table summarizes our comprehensive income (loss) for the periods presented (in millions):

	0000000	0000000	0000000	0000000
	Second Quarter		First Six Months

	2011	2010	2011	2010

Net income	$246	$199	$352	$319
Currency translations	20	(98)	195	(287)
Net investment hedges, net of tax	(4)	0	(6)	0
Pension plan liability adjustments, net of tax	2	1	3	3
Cash flow hedges, net of tax	7	(9)	24	(11)

Net comprehensive income (loss) adjustments, net of tax	25	(106)	216	(295)

Comprehensive income	$271	$93	$568	$24

NOTE 12—OPERATING SEGMENT

We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our revenues during the first six months of 2011 or 2010.

Our segment operating income includes the segment’s revenue, if any, less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net operating revenues and operating income are the primary financial measures.

Prior to the Merger, our Corporate segment included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management,

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger.

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

Segment Remeasurement

Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $24 million during the second quarter and first six months of 2011, respectively, and totaled $10 million and $21 million during the second quarter and first six months of 2010, respectively. To provide comparability, we have recast our second quarter and first six months of 2010 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. The following table summarizes our segment operating income (expense) for the periods presented as adjusted for the segment measurement change (in millions):

	Previously Reported	Amount Recast	As Adjusted

Second Quarter 2010:
Europe	$326	$(10)	$316
Corporate	(61)	10	(51)

Consolidated	$265	$0	$265

First Six Months 2010:
Europe	$527	$(21)	$506
Corporate	(95)	21	(74)

Consolidated	$432	$0	$432

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Second Quarter 2011:
Net operating revenues	$2,407	$0	$2,407
Operating income	408	(49)	359
Second Quarter 2010:
Net operating revenues	$1,731	$0	$1,731
Operating income	316	(51)	265
First Six Months 2011:
Net operating revenues(A)	$4,251	$0	$4,251
Operating income(B)	608	(85)	523
Capital asset investments	181	0	181
First Six Months 2010:
Net operating revenues(A)	$3,239	$0	$3,239
Operating income(B)	506	(74)	432
Capital asset investments(C)	124	0	124

(A)	The following table summarizes the contribution of total net operating revenues by country as a percentage of total net operating revenues for the periods presented:

	First Six Months
	2011	2010
Net operating revenues
Great Britain	33%	38%
France	30	33
Belgium	15	19
The Netherlands	9	10
Norway	7	n/a
Sweden	6	n/a

Total	100%	100%

(B)

Our Corporate segment operating income includes net mark-to-market gains on our non-designated commodity hedges totaling $2 million for the first six months of 2011, and net mark-to-market losses on our non-designated commodity hedges totaling $7 million for the first six months of 2010. As of July 1, 2011, our Corporate segment included net mark-to-market gains on non-designated commodity hedges totaling $4 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 5.

(C)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 13—RESTRUCTURING ACTIVITIES

The following table summarizes our restructuring costs for the periods presented (in millions):

	000000000	000000000	000000000	000000000
	Second Quarter		First Six Months

	2011	2010	2011	2010

Europe (A)	$1	$1	$15	$2
Corporate (B)	0	8	0	9

Total	$1	$9	$15	$11

(A)	Prior to the Merger, these amounts represent restructuring costs incurred by Legacy CCE’s Europe operating segment.
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

Supply Chain Initiatives and Business Optimization

In 2009, we began a restructuring program principally designed to optimize our business information systems, harmonize our plant operations, and streamline our cooler services business. During the second quarter and first six months of 2011, we recorded restructuring charges totaling $1 million and $15 million, respectively, and during the second quarter and first six months of 2010, we recorded restructuring charges totaling $9 million and $11 million, respectively, to harmonize our plant operations and streamline our cooler services business. These charges were included in SD&A expenses on our Condensed Consolidated Statements of Operations. We expect to be substantially complete with these restructuring activities by the end of 2011. The cumulative cost of this program as of July 1, 2011 was $38 million.

The following table summarizes these restructuring activities for the periods presented (in millions):

	000000000000	000000000000	000000000000
	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2009	$0	$0	$0
Provision	10	4	14
Cash payments	(6)	(4)	(10)

Balance at December 31, 2010	$4	$0	$4
Provision	13	2	15
Cash payments	(3)	(2)	(5)

Balance at July 1, 2011	$14	$0	$14

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

During the first six months of 2011, we repurchased $400 million in outstanding shares, representing 14.8 million shares at an average price of $27.08 per share. Since the inception of the program in the fourth quarter of 2010, we have repurchased a cumulative $600 million in outstanding shares, representing 22.8 million shares at an average price of $26.33 per share. We plan to repurchase $400 million in additional outstanding shares under this program by the end of 2011 or early 2012, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

COCA-COLA ENTERPRISES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 15 —FAIR VALUE MEASUREMENTS

The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	000000000000	000000000000	000000000000	000000000000
	July 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets (A)	$49	$0	$49	$0

Derivative liabilities(A)	$67	$0	$67	$0

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets (A)	$29	$0	$29	$0

Derivative liabilities(A)	$25	$0	$25	$0

(A)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. Refer to Note 5.

COCA-COLA ENTERPRISES, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a Merger with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the second quarter and first six months of 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.

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

Prior to the Merger, our Condensed Consolidated Financial Statements also included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

Following the Merger, our Condensed Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010.

COCA-COLA ENTERPRISES, INC.

Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $24 million during the second quarter and first six months of 2011, respectively, and totaled $10 million and $21 million during the second quarter and first six months of 2010, respectively. To provide comparability, we have recast our second quarter and first six months of 2010 segment reporting to reflect the movement of these expenses. For additional information about the segment measurement change, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Financial Results

Our net income in the second quarter of 2011 was $246 million or $0.74 per diluted common share, compared to net income of $199 million or $0.59 per common share in the second quarter of 2010. In addition to the items noted previously regarding the preparation of our Condensed Consolidated Financial Statements prior to the Merger, the following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability; amounts prior to the Merger only include items related to Legacy CCE’s Europe operating segment):

Second Quarter 2011

•	Charges totaling $1 million related to restructuring activities;

•	Net mark-to-market losses totaling $3 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

•	Charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger.

Second Quarter 2010

•	A $9 million charge related to restructuring activities; and

•	Net mark-to-market losses totaling $11 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

Financial Summary

Our financial performance during the second quarter of 2011 reflects the impact of the following significant factors:

•	Revenue growth driven by strong volume performance, solid marketplace execution, and favorable weather conditions early in the quarter;

•	Volume growth led by the performance of our core Coca-Cola trademark sparkling brands, sparkling flavors, and energy drinks;

•

A higher cost of sales environment partially mitigated by the benefit of current supplier agreements and hedging instruments which provided us with lower than market prices for a significant portion of our commodity purchases;

•	Increased year-over-year corporate expenses due to the inclusion of corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus allocated expenses prior to the Merger; and

•	Favorable currency exchange rate changes that increased operating income by approximately 17.0 percent.

During the second quarter of 2011, we delivered solid operating results driven by strong volume growth of 4.5 percent and pricing growth of 3.0 percent. Solid marketplace execution, planned promotional activity, particularly surrounding the 125th anniversary of the Coca-Cola brand, strong performance of our Coca-Cola trademark and other sparkling beverage brands, and favorable weather conditions early in the quarter were the primary drivers of our volume performance. Our continental European territories had volume growth of 7.5 percent driven by continued growth of our Coca-Cola trademark sparkling brands, particularly Coca-Cola Zero, and increased sales of still beverages and waters, including Capri Sun and Chaudfontaine mineral water. Our volume in Great Britain increased 1.5 percent driven by higher sales of Coca-Cola trademark beverages and the performance of our sparkling flavors and energy brands including Sprite, Fanta, Dr Pepper, and Monster, offset partially by a decrease in sales of still beverages versus strong prior year growth, including Capri Sun and Oasis. In addition to volume and pricing growth, our performance during the second quarter of 2011 reflects a higher cost of sales environment, increased year-over-year corporate expenses due to the inclusion of all corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus allocated Legacy CCE expenses prior to the Merger, and favorable currency exchange rate changes.

COCA-COLA ENTERPRISES, INC.

Operations Review

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	000000	000000	000000	000000
	Second Quarter		First Six Months
	2011	2010	2011	2010
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	62.4	63.4	63.0

Gross profit	37.1	37.6	36.6	37.0
Selling, delivery, and administrative expenses	22.2	22.2	24.3	23.6

Operating income	14.9	15.4	12.3	13.4
Interest expense, net	0.8	0.8	0.9	1.0
Other nonoperating expense, net	(0.1)	0.0	(0.1)	(0.1)

Income before income taxes	14.0	14.6	11.3	12.3
Income tax expense	3.8	3.1	3.0	2.5

Net income	10.2%	11.5%	8.3%	9.8%

Operating Income

The following table summarizes our operating income by segment for the periods presented, as adjusted to reflect our segment measurement change (in millions; percentages rounded to the nearest 0.5 percent):

	000000	000000	000000	000000	000000	000000	000000	000000
	Second Quarter				First Six Months
	2011		2010(A)		2011		2010(A)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$408	113.5%	$316	119.0%	$608	116.5%	$506	117.0%
Corporate	(49)	(13.5)	(51)	(19.0)	(85)	(16.5)	(74)	(17.0)

Consolidated	$359	100.0%	$265	100.0%	$523	100.0%	$432	100.0%

(A)

Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $24 million during the second quarter and first six months of 2011, respectively, and totaled $10 million and $21 million during the second quarter and first six months of 2010, respectively. To provide comparability, we have recast our second quarter and first six months of 2010 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. For additional information about the segment measurement change, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

During the second quarter and first six months of 2011, we had operating income of $359 million and $523 million, respectively, compared to $265 million and $432 million during the second quarter and first six months of 2010, respectively. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2011		First Six Months 2011
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price/mix on gross profit	$56	21.0%	$79	18.5%
Impact of bottle and can cost/mix on gross profit	(55)	(21.0)	(77)	(18.0)
Impact of bottle and can volume on gross profit	31	12.0	58	13.5
Impact of bottle and can selling day shift on gross profit	0	0.0	(7)	(1.5)
Impact of post mix, non-trade, and other on gross profit	3	1.0	5	1.0
Impact of acquired bottlers in Norway and Sweden	29	11.0	38	9.0
Other selling, delivery, and administrative expenses	(69)	(26.0)	(133)	(31.0)
Net impact of allocated expenses from Legacy CCE	50	19.0	88	20.5
Net mark-to-market gains related to non-designated commodity hedges	8	3.0	9	2.0
Net impact of restructuring charges	0	0.0	(13)	(3.0)
Impact of Tax Sharing Agreement indemnification changes	(5)	(2.0)	(5)	(1.0)
Currency exchange rate changes	45	17.0	48	11.0
Other changes	1	0.5	1	0.0

Change in operating income	$94	35.5%	$91	21.0%

Net Operating Revenues

Net operating revenues increased 39.0 percent in the second quarter of 2011 to $2.4 billion, and 31.0 percent in the first six months of 2011 to $4.3 billion. These changes included currency exchange rate increases of approximately 15.5 percent and 9.5 percent in the second quarter and first six months of 2011, respectively. These changes also included an increase of 15.0 percent for both the second quarter and first six months of 2011 due to incremental revenues from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway’s high percentage of excise taxes recorded on a gross basis relative to net operating revenues).

Net operating revenues per case increased 16.5 percent in the second quarter of 2011 and 10.0 percent in the first six months of 2011 versus the second quarter and first six months of 2010, respectively. The following table summarizes the significant components of the change in our net operating revenues per case for the periods presented, as adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2011	First Six Months 2011

Changes in net operating revenues per case:
Bottle and can net price per case	3.0%	2.5%
Bottle and can currency exchange rate change	13.0	8.0
Post mix, non-trade, and other	0.5	(0.5)

Change in net operating revenue per case	16.5%	10.0%

During the second quarter of 2011, our bottle and can sales accounted for approximately 95 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. Our bottle and can net price per case during the second quarter of 2011 reflects moderate rate increases across our territories.

COCA-COLA ENTERPRISES, INC.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2011 versus the first six months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the second quarter of 2011 and 2010; rounded to the nearest 0.5 percent):

	Second Quarter 2011	First Six Months 2011

Change in volume	4.5%	4.0%
Impact of selling day shift(A)	0.0	1.0

Change in volume, adjusted for selling day shift	4.5%	5.0%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2011 versus the first six months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the second quarter of 2011 and 2010; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months

	Change	2011 Percent of Total	2010 Percent of Total	Change	2011 Percent of Total	2010 Percent of Total

Coca-Cola trademark	4.5%	68.5%	68.5%	4.0%	68.5%	69.5%
Sparkling flavors and energy	8.0	18.0	17.5	7.5	17.5	17.0
Juices, isotonics, and other	0.5	10.5	11.0	8.0	11.0	10.5
Water	4.0	3.0	3.0	4.0	3.0	3.0

Total	4.5%	100.0%	100.0%	5.0%	100.0%	100.0%

During the second quarter of 2011, we achieved volume growth of 4.5 percent versus the second quarter of 2010. Our volume performance reflects growth in both sparkling and still beverages, which grew 5.0 percent and 1.5 percent, respectively. Both continental Europe and Great Britain experienced volume gains during the second quarter of 2011, with sales volume increasing 7.5 percent and 1.5 percent, respectively. These increases were primarily attributable to solid marketplace execution, planned promotional activity, particularly surrounding the 125th anniversary of the Coca-Cola brand, and favorable weather conditions early in the quarter. Both our continental European and Great Britain territories experienced continued growth of our Coca-Cola trademark sparkling brands, particularly Coca-Cola Zero, and continued success of our sparkling and energy beverage brands, including Sprite, Fanta, Dr Pepper, and Monster. Our volume in continental Europe also benefited from our enhanced still beverage and water portfolio during the second quarter of 2011, including growth in sales of Capri Sun, which was introduced in Belgium and Netherlands in early 2010, and Chaudfontaine mineral water. In Great Britain, our volume increases in sparkling and energy brands were partially offset by a decline in still beverage sales versus strong prior year growth, particularly Capri Sun and Oasis brands.

Our Coca-Cola trademark sparkling brands increased 4.5 percent in the second quarter of 2011 as compared to the second quarter of 2010. This increase was driven by a greater than 15.0 percent increase in the sale of Coca-Cola Zero and a 4.5 percent increase in the sale of Coca-Cola, offset partially by a 1.5 percent decline in the sale of Diet Coke/Coca-Cola light. Sparkling flavors and energy volume increased 8.0 percent during the second quarter of 2011, reflecting higher sales of several sparkling beverage products, including Sprite, Dr Pepper, and Fanta. Energy brands grew more than 50.0 percent with the successful launch of Powerade Energy, and solid growth in Monster. Juices, isotonics, and other volume increased 0.5 percent in the second quarter of 2011, reflecting an 8.0 percent increase in sales of Capri Sun products, which were introduced in Belgium and the Netherlands in early 2010, partially offset by moderate declines in other juice brands such as Minute Maid. Sales volume of our water brands increased 4.0 percent in the second quarter of 2011, reflecting increased sales of Chaudfontaine mineral water.

COCA-COLA ENTERPRISES, INC.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2011 versus the first six months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the second quarter of 2011 and 2010; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months

	Change	2011 Percent of Total	2010 Percent of Total	Change	2011 Percent of Total	2010 Percent of Total

Multi-serve (A)	6.5%	57.5%	56.0%	6.5%	57.5%	56.0%
Single-serve (B)	2.0	42.5	44.0	3.0	42.5	44.0

Total	4.5%	100.0%	100.0%	5.0%	100.0%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.
(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packages

The following table summarizes our volume results by packaging category for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2011 versus the first six months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the second quarter of 2011 and 2010; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months

	Change	2011 Percent of Total	2010 Percent of Total	Change	2011 Percent of Total	2010 Percent of Total

PET (plastic)	3.0%	44.0%	45.0%	2.0%	44.5%	46.0%
Cans	6.5	40.5	39.5	8.0	40.0	38.5
Glass and other	3.5	15.5	15.5	6.0	15.5	15.5

Total	4.5%	100.0%	100.0%	5.0%	100.0%	100.0%

Cost of Sales

Cost of sales increased 40.0 percent in the second quarter of 2011 to $1.5 billion, and increased 32.0 percent in the first six months of 2011 to $2.7 billion. These changes included currency exchange rate increases of approximately 16.0 percent and 9.5 percent in the second quarter and first six months of 2011, respectively. These changes also included an increase of 14.5 percent for both the second quarter and first six months of 2011 due to incremental costs from the bottling operations of Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway’s high percentage of excise taxes recorded on a gross basis relative to cost of sales). The following table summarizes the significant components of the change in our cost of sales per case for the periods presented, as adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2011	First Six Months 2011
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	4.5%	3.0%
Bottle and can currency exchange rate changes	12.0	8.0
Costs related to post mix, non-trade, and other	1.5	0.0

Change in cost of sales per case	18.0%	11.0%

The increase in bottle and can ingredient and packaging costs reflects an increase in the current cost environment for certain of our raw materials, partially mitigated by the benefit of current supplier agreements and hedging instruments. Although the market prices for certain key

COCA-COLA ENTERPRISES, INC.

raw materials increased year-over-year, our exposure to these increases is partially mitigated by our current supplier agreements and hedging instruments which provide us with lower than market prices for a significant portion of our planned commodity purchases through the end of 2011.

Selling, Delivery, and Administrative Expenses

SD&A expenses increased $150 million, or 39.0 percent, in the second quarter of 2011 to $535 million and increased $267 million, or 35.0 percent, in the first six months of 2011 to $1.0 billion. These changes included increases of 18.5 percent and 19.0 percent for the second quarter and first six months of 2011, respectively, due to incremental expenses from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010. These changes also included currency exchange rate increases of 14.0 percent and 8.0 percent for the second quarter and first six months of 2011, respectively, due to currency exchange rate changes. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	000000000	000000000	000000000	000000000
	Second Quarter 2011		First Six Months 2011
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$54	14.0%	$107	14.0%
Selling and marketing expenses	7	1.5	19	2.5
Delivery and merchandising expenses	2	0.5	(4)	(0.5)
Impact of acquired bottlers in Norway and Sweden	71	18.5	146	19.0
Net impact of allocated expenses from Legacy CCE	(50)	(13.0)	(88)	(11.5)
Net mark-to-market gains (losses) related to non-designated commodity hedges	1	0.5	(2)	(0.5)
Net impact of restructuring charges	0	0.0	13	1.5
Impact of Tax Sharing Agreement indemnification changes	5	1.5	5	1.0
Currency exchange rate changes	54	14.0	60	8.0
Other	6	1.5	11	1.5

Change in SD&A expenses	$150	39.0%	$267	35.0%

SD&A expenses as a percentage of net operating revenues was 22.2 percent in both the second quarter of 2011 and 2010, and 24.3 percent and 23.6 percent in the first six months of 2011 and 2010, respectively. Our SD&A expenses for the second quarter of 2011 reflect the impact of (1) additional expenses totaling $71 million related to the acquired bottlers in Norway and Sweden; (2) a net year-over-year increase in corporate expenses due to the inclusion of our actual corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus an allocation of corporate expenses from Legacy CCE prior to the Merger; and (3) unfavorable currency exchange rate changes totaling $54 million.

COCA-COLA ENTERPRISES, INC.

Interest Expense, Net

Interest expense, net—third party increased $15 million in the second quarter of 2011 to $20 million from $5 million in the second quarter of 2010. Interest expense, net—third party increased $29 million in the first six months of 2011 to $39 million from $10 million in the first six months of 2010. Interest expense, net—Coca-Cola Enterprises Inc. totaled $8 million and $20 million during the second quarter and first six months of 2010, respectively. The following tables summarize the primary items that impacted our interest expense for the periods presented ($ in millions):

Third party debt

	Second Quarter		First Six Months
	2011	2010	2011	2010
Average outstanding debt balance	$2,676	$760	$2,549	$793
Weighted average cost of debt	2.9%	2.1%	2.9%	2.0%
Fixed-rate debt (% of portfolio)	90%	31%	90%	31%
Floating-rate debt (% of portfolio)	10%	69%	10%	69%

Amounts due to Coca-Cola Enterprises Inc.

	Second Quarter		First Six Months
	2011	2010	2011	2010
Average outstanding debt balance	n/a	$1,024	n/a	$1,016
Weighted average cost of debt	n/a	5.2%	n/a	5.5%
Fixed-rate debt (% of portfolio)	n/a	100%	n/a	100%

Other Nonoperating Expense, Net

Other nonoperating expense, net totaled $2 million during the second quarter of 2011, and totaled $3 million and $4 million during the first six months of 2011 and 2010, respectively. Our other nonoperating expense, net principally includes non-U.S. currency transaction gains and losses.

Income Tax Expense

Our effective tax rate was approximately 27 percent and 20 percent for the first six months of 2011 and 2010, respectively.

We expect our underlying full year 2011 effective tax rate to be approximately 26 percent to 28 percent. Our 2011 effective tax rate is expected to be higher than 2010 due to the U.S. tax impact associated with the expected repatriation of a portion of our current year non-U.S. earnings. Historically, all of our non-U.S. earnings have been considered permanently reinvested. In the future, we expect our historical earnings to remain permanently reinvested and to repatriate a portion of each current year’s non-U.S. earnings to satisfy our U.S.-based cash flow needs. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first six months of 2011 and 2010.

Subsequent to the second quarter of 2011, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. As a result, we expect to recognize a deferred tax benefit of approximately $50 million during the third quarter of 2011 to reflect this change in our deferred taxes.

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

COCA-COLA ENTERPRISES, INC.

We have amounts available to us for borrowing under a credit facility. This facility serves as a backstop to our commercial paper programs and supports our working capital needs. This facility matures in 2014 and is a $1 billion multi-currency credit facility with a syndicate of eight banks. At July 1, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At July 1, 2011, we had $187 million in debt maturities in the next 12 months, including $169 million in commercial paper. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand.

During the first six months of 2011, we repurchased $400 million in outstanding shares under our share repurchase program. Since the inception of the program in the fourth quarter of 2010, we have repurchased a cumulative $600 million in outstanding shares. We currently expect to repurchase additional shares totaling approximately $400 million by the end of 2011 or early 2012. Our share repurchase plan may be adjusted depending on economic, operating, or other factors, including acquisition opportunities. In addition, we expect our cash tax payments to increase in the near-term, driven primarily by the future timing and amount of repatriating to the U.S. a portion of our future current year non-U.S. earnings.

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

Our credit facility and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of July 1, 2011. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first six months of 2011, our primary sources of cash included (1) $400 million from third party debt issuances; (2) $256 million from operating activities; (3) the receipt of $48 million from TCCC related to the settlement of several items related to the Merger; and (4) net issuances of commercial paper of $24 million. Our primary uses of cash were (1) $400 million to repurchase shares under our share repurchase program; (2) capital asset investments of $181 million; and (3) dividend payments on common stock of $81 million.

Operating Activities

Our net cash derived from operating activities totaled $256 million in the first six months of 2011 versus $112 million in the first six months of 2010. This increase was primarily driven by our operating performance, as well as a year-over-year reduction in pension contributions as a result of additional discretionary contributions made to our defined benefit pension plans in 2010. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.

COCA-COLA ENTERPRISES, INC.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Six Months
	2011	2010(A)
Supply chain infrastructure improvements	$81	$73
Cold drink equipment	69	50
Information technology	22	1
Other	9	0

Total capital asset investments	$181	$124

(A)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.

During 2011, we expect our capital expenditures to approximate $400 million and to be invested in a relatively similar proportion of asset categories as those listed in the previous table.

Financing Activities

Our net cash used in financing activities totaled $8 million during the first six months of 2011 versus $368 million during the first six months of 2010. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Six Months
Issuances of debt	Maturity Date	Rate	2011	2010
$300 million notes	September 2021	4.5%	$300	$0
$100 million notes	February 2014	—(A)	100	0

Total issuances of third party debt, excluding commercial paper			400	0
Net issuances of third party commercial paper			24	0

Total issuances of debt			$424	$0

			First Six Months
Payments on debt	Maturity Date	Rate	2011	2010
EUR 25 million note	May 2010	—(B)	$0	$(33)
Other payments, net	—	—	(7)	(4)

Total payments on third party debt, excluding commercial paper			(7)	(37)
Net payments on third party commercial paper			0	(21)

Total payments on third party debt			$(7)	$(58)

(A)	These notes carry a variable interest rate at three-month USD LIBOR plus 30 basis points. As of July 1, 2011, the effective rate on these notes was 0.6 percent.
(B)	This note carried a variable interest rate at three-month EURIBOR plus 42 basis points.

During the first six months of 2011, net cash used in financing activities also included (1) $400 million to repurchase shares under our share repurchase program and (2) dividend payments on common stock of $81 million. These outflows were partially offset by the receipt of $48 million from TCCC related to the settlement of several items related to the Merger.

During the first six months of 2010, net cash used in financing activities included a cash contribution to Legacy CCE of $310 million in connection with activities necessary to facilitate the Merger.

COCA-COLA ENTERPRISES, INC.

Financial Position

Assets

Trade accounts receivable increased $359 million, or 27.0 percent, to $1.7 billion at July 1, 2011 from $1.3 billion at December 31, 2010. This increase was primarily attributable to the seasonality of our business, as well as currency exchange rate changes.

Amounts receivable from TCCC decreased $17 million, or 20.0 percent, to $69 million at July 1, 2011 from $86 million at December 31, 2010. This decrease was due to the settlement of the difference between the Gross Indebtedness of Legacy CCE’s North American Business at the effective date of the Merger and the target Gross Indebtedness in the Agreement, partially offset by a change in currency exchange rates. For additional information about this and other settlements with TCCC related to the Merger, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Inventories increased $116 million, or 31.5 percent, to $483 million at July 1, 2011 from $367 million at December 31, 2010. This increase was primarily driven by the seasonality of our business, as well as currency exchange rate changes.

Franchise license intangible assets, net and goodwill increased $201 million, or 5.0 percent, to $4.2 billion at July 1, 2011 from $4.0 billion at December 31, 2010. This increase was primarily driven by currency exchange rate changes.

Other noncurrent assets, net increased $122 million, or 65.0 percent, to $309 million at July 1, 2011 from $187 million at December 31, 2010. This increase was primarily driven by an increase in our noncurrent assets related to deferred taxes and our defined benefit pension plans, as well as currency exchange rate changes.

Liabilities and Equity

Accounts payable and accrued expenses increased $227 million, or 13.5 percent, to $1.9 billion at July 1, 2011 from $1.7 billion at December 31, 2010. This increase was primarily attributable to increases in our marketing and tax related accruals, as well as currency exchange rate changes.

Third party debt, less current portion increased $457 million, or 21.5 percent, to $2.6 billion at July 1, 2011 from $2.1 billion at December 31, 2010. This increase was driven by our issuance of $300 million, 4.5% notes due 2021, and $100 million, floating rate notes due 2014 during the first quarter of 2011, as well as currency exchange rate changes.

Other noncurrent liabilities, net increased $52 million, or 35.0 percent, to $201 million at July 1, 2011 from $149 million at December 31, 2010. This increase is primarily driven by an increase in the liability value of certain non-U.S. currency contracts designated as hedging instruments. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Defined Benefit Plan Contributions

Contributions to our pension plans totaled $28 million and $59 million during the first six months of 2011 and 2010, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2011, as well as our actual contributions for the year ended December 31, 2010 (in millions):

	Projected(A) 2011	Actual(A) 2010
Total pension contributions	$58	$116

(A)	These amounts represent only company-paid contributions.

Contingencies

For information about our contingencies, including litigation, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating third party debt portfolio. At July 1, 2011, approximately 90 percent of our third party debt portfolio was comprised of fixed-rate debt and 10 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of July 1, 2011 would change the fair value of our third party fixed-rate debt outstanding as of July 1, 2011 by approximately $110 million.

We also estimate that a 1 percent change in the interest costs of third party floating-rate debt outstanding as of July 1, 2011 would change interest expense on an annual basis by approximately $3 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our entire operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the second quarter and first six months of 2011 by approximately $40 million and $60 million, respectively.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher sales prices. As such, we are subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum, PET (plastic), steel, sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $45 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Certain of our suppliers could restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of July 1, 2011, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $4 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the Merger, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits were similar and asserted claims on behalf of Legacy CCE’s shareowners for various breaches of fiduciary duty in connection with the Merger. The lawsuits named Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants; we assumed Legacy CCE’s obligations in connection with these lawsuits upon consummation of the Merger. Plaintiffs in each case sought to enjoin the transaction, to declare the deal void and rescind the transaction, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. Prior to consummation of the Merger, the parties had agreed in principle to a settlement of these cases, which was subject to approval by the Georgia court. At the final settlement approval hearing on June 8, 2011, the Georgia court entered an Order and Final Judgment approving a settlement, certifying the class of plaintiffs, and approving an award of attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $4.8 million. Per the Agreement, the liability for these attorneys’ fees and expenses was to be shared equally between us and TCCC. On June 14, 2011, the Delaware court entered a Notice and Order of Voluntary Dismissal of the Delaware consolidated cases. In June 2011, we paid to plaintiffs’ counsel our equal share of the attorneys’ fees totaling approximately $2.4 million. This matter is now closed.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2010.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the second quarter of 2011 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)

April 2, 2011 through April 29, 2011	2.1	$27.95	2.1	$541.0
April 30, 2011 through May 27, 2011	2.6	28.58	2.2	477.2
May 28, 2011 through July 1, 2011	2.7	28.65	2.7	400.0

Total	7.4	$28.43	7.0	$400.0

(A)

During the second quarter of 2011, 0.4 million of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted shares (units) or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)

Our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. Unless terminated by resolution of our Board of Directors, this program expires when we have repurchased all shares authorized.

COCA-COLA ENTERPRISES, INC.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on April 26, 2011, at which the following matters were submitted to a vote of the shareowners of the Company:

(a) Votes cast for or withheld regarding the election of Directors for terms expiring in 2012 annual meeting of shareowners:

	For	Withheld	Broker Non-Votes
Jan Bennink	271,194,452	2,625,437	17,954,781
John F. Brock	266,127,337	7,692,552	17,954,781
Calvin Darden	271,161,505	2,658,384	17,954,781
L. Phillip Humann	262,854,947	10,964,942	17,954,781
Orrin H. Ingram II	266,313,659	7,506,230	17,954,781
Donna A. James	269,216,461	4,603,428	17,954,781
Thomas H. Johnson	263,092,816	10,727,073	17,954,781
Suzanne B. Labarge	271,192,138	2,627,751	17,954,781
Véronique Morali	265,666,482	8,153,407	17,954,781
Garry Watts	271,197,530	2,622,359	17,954,781
Curtis R. Welling	266,346,886	7,473,003	17,954,781
Phoebe A. Wood	271,145,913	2,673,976	17,954,781

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Non-binding advisory vote on the Company’s executive compensation program.	258,022,774	15,494,780	302,335	17,954,781
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accountant firm for the fiscal year 2011.	287,107,960	4,622,307	44,403	0
Shareowner proposal to request shareowner approval of certain severance agreements.	102,251,621	169,305,471	2,262,797	17,954,781

Proposal	1 Year	2 Years	3 Years	Abstain
Non-binding advisory vote on the Company’s executive compensation program	243,581,629	1,517,539	28,199,986	520,735

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date: July 29, 2011	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: July 29, 2011	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer