Form 10-Q
period 2011-09-30
COCA-COLA ENTERPRISES, INC.
filed 2011-10-28
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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
312,016,456 Shares of $0.01 Par Value Common Stock as of September 30, 2011

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net operating revenues	$2,140	$1,681	$6,391	$4,920
Cost of sales	1,332	1,031	4,028	3,073
Gross profit	808	650	2,363	1,847
Selling, delivery, and administrative expenses	478	406	1,510	1,171
Operating income	330	244	853	676
Interest expense, net—third party	23	6	62	16
Interest expense, net—Coca-Cola Enterprises Inc.	—	13	—	33
Other nonoperating expense, net	(1)	(1)	(4)	(5)
Income before income taxes	306	224	787	622
Income tax expense	22	16	151	95
Net income	$284	$208	$636	$527
Basic earnings per common share	$0.90	$0.61	$1.97	$1.55
Diluted earnings per common share	$0.88	n/a	$1.92	n/a
Dividends declared per common share	$0.13	n/a	$0.38	n/a
Basic weighted average common shares outstanding	315	339	322	339
Diluted weighted average common shares outstanding	324	n/a	331	n/a
Income (expense) from transactions with The Coca-Cola Company—Note 4:
Net operating revenues	$6	$5	$16	$15
Cost of sales	(532)	(439)	(1,731)	(1,389)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current:
Cash and cash equivalents	$811	$321
Trade accounts receivable, less allowances of $14 and $16, respectively	1,390	1,329
Amounts receivable from The Coca-Cola Company	84	86
Inventories	402	367
Prepaid expenses and other current assets	197	127
Total current assets	2,884	2,230
Property, plant, and equipment, net	2,178	2,220
Franchise license intangible assets, net	3,814	3,828
Goodwill	125	131
Other noncurrent assets, net	337	187
Total assets	$9,338	$8,596
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,649	$1,668
Amounts payable to The Coca-Cola Company	110	112
Current portion of third party debt	18	162
Total current liabilities	1,777	1,942
Third party debt, less current portion	3,016	2,124
Other noncurrent liabilities, net	153	149
Noncurrent deferred income tax liabilities	1,269	1,238
Total liabilities	6,215	5,453
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 342,549,342 and 340,561,761 shares, respectively	3	3
Additional paid-in capital	3,719	3,628
Reinvested earnings	567	57
Accumulated other comprehensive loss	(354)	(345)
Common stock in treasury, at cost – 30,532,886 and 7,995,085 shares, respectively	(812)	(200)
Total shareowners’ equity	3,123	3,143
Total liabilities and shareowners’ equity	$9,338	$8,596
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Nine Months
	2011	2010
Cash Flows from Operating Activities:
Net income	$636	$527
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	241	186
Deferred income tax expense	89	(1)
Pension expense less than contributions	(8)	(35)
Net changes in assets and liabilities	(305)	(57)
Net cash derived from operating activities	653	620
Cash Flows from Investing Activities:
Capital asset investments	(252)	(185)
Funding of the acquisition of the bottling operations in Norway and Sweden	(1)	(871)
Net change in amounts due from Coca-Cola Enterprises Inc.	—	351
Other investing activities, net	(8)	—
Net cash used in investing activities	(261)	(705)
Cash Flows from Financing Activities:
Net change in commercial paper	(145)	84
Issuances of third party debt	900	1,471
Payments on third party debt	(9)	(38)
Share repurchases	(600)	—
Dividend payments on common stock	(122)	—
Exercise of employee share options	8	—
Net cash received from The Coca-Cola Company for transaction-related settlements	70	—
Net change in amounts due to Coca-Cola Enterprises Inc.	—	(1,048)
Contributions to Coca-Cola Enterprises Inc.	—	(291)
Other financing activities, net	3	—
Net cash derived from financing activities	105	178
Net effect of currency exchange rate changes on cash and cash equivalents	(7)	(21)
Net Change in Cash and Cash Equivalents	490	72
Cash and Cash Equivalents at Beginning of Period	321	404
Cash and Cash Equivalents at End of Period	$811	$476
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND REPORTING POLICIES
Organization
On October 2, 2010, The Coca-Cola Company (TCCC) acquired Coca-Cola Enterprises Inc. (Legacy CCE) through a merger (the Merger) of a newly created TCCC subsidiary with and into Legacy CCE, with Legacy CCE continuing as the surviving corporation and a wholly owned subsidiary of TCCC. Immediately prior to the Merger, Legacy CCE separated its European operations and transferred those businesses, along with Coca-Cola Enterprises (Canada) Bottling Finance Company and a related portion of its corporate segment, to a new legal entity, International CCE Inc., which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”). The Merger Agreement, as amended, (the Agreement) was dated February 25, 2010 and contains provisions for post-closing adjustment payments between the parties as described in Note 4. Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a net purchase price adjustment of $50 million related to working capital and EBITDA (as defined). All amounts outstanding under the Norway-Sweden SPA were settled and paid during the third quarter of 2011 (refer to Note 4). For additional information about the Agreement and the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K).
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the third quarter and first nine months of 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.
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
Prior to the Merger, our Condensed Consolidated Financial Statements were prepared in accordance with GAAP on a “carve-out” basis from Legacy CCE’s Condensed Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE at the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company.
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
For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011	65	65	65	65	260
2010	66	65	65	65	261
Change	(1)	—	—	—	(1)
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating the historical practice of showing these items within our Consolidated Statements of Shareowners’ Equity.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not required. The guidance does not change how an entity measures a goodwill impairment loss, and is therefore not expected to affect the information reported to users of an entity's financial statements. The guidance also includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this guidance may have on our goodwill impairment testing.
NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	September 30, 2011	December 31, 2010
Finished goods	$262	$230
Raw materials and supplies	140	137
Total inventories	$402	$367

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	September 30, 2011	December 31, 2010
Land	$157	$157
Building and improvements	901	887
Machinery, equipment, and containers	1,499	1,455
Cold drink equipment	1,448	1,369
Vehicle fleet	116	109
Furniture, office equipment, and software	313	291
Property, plant, and equipment	4,434	4,268
Less: Accumulated depreciation and amortization	2,376	2,172
	2,058	2,096
Construction in process	120	124
Property, plant, and equipment, net	$2,178	$2,220

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
The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the periods presented (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$6	$5	$16	$15
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(565)	$(481)	$(1,832)	$(1,505)
Purchases of finished products	(16)	(4)	(49)	(18)
Marketing support funding earned	49	46	150	134
Total	$(532)	$(439)	$(1,731)	$(1,389)
During the first quarter of 2011, we settled several items between us and TCCC related to the Merger as provided for in the Agreement. The net amount of these items resulted in a payment to us from TCCC of approximately $48 million, which included: (1) a payment to us from TCCC of approximately $41 million representing the settlement of Legacy CCE’s cash balances at the effective date of the Merger; (2) a payment to us from TCCC of approximately $23 million representing the difference between the Gross Indebtedness of Legacy CCE’s North American Business at the effective date of the Merger and the $8.88 billion target Gross Indebtedness in the Agreement; (3) a payment to TCCC of approximately $14 million related to our revised estimate of the tax benefits assumed by TCCC; and (4) a payment to TCCC of approximately $2 million related to the final determination of the working capital of Legacy CCE’s North American Business at the effective date of the Merger. The offset to these adjustments was recorded to additional paid-in capital on our Condensed Consolidated Balance Sheets since the adjustments were directly

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

related to the Merger.
During the third quarter of 2011, we settled items between us and TCCC related to the Norway-Sweden SPA. The net amount of these items resulted in a payment by us to TCCC of $1 million, which included: (1) an amount due from TCCC of approximately $5 million based on the adjusted EBITDA (as defined) of the Norway and Sweden business for the twelve months ended December 31, 2010 and (2) an amount due to TCCC of approximately $6 million related to the final determination of working capital (as defined). The offset to these adjustments was recorded to goodwill as part of the purchase of the bottling operations of Norway and Sweden. For additional information about our acquisition of the Norway and Sweden bottling operations, refer to Note 18 of the Notes to Consolidated Financial Statements in our Form 10-K.
For additional information about certain indemnity obligations to TCCC as part of the Merger, refer to Notes 7 and 9. For additional information about other agreements and transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.
Transactions with Legacy CCE
Amounts Due To/From Legacy CCE
Prior to the Merger, we had amounts due to/from Legacy CCE that had various maturity dates and were typically issued at fixed interest rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were settled in the third quarter of 2010. During the third quarter and first nine months of 2010, we had interest expense related to these amounts of $13 million and $40 million, respectively. During the first nine months of 2010, we had interest income related to these amounts of $7 million.
Allocation of Legacy CCE Corporate Expenses
Prior to the Merger, our Condensed Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger. During the third quarter and first nine months of 2010, our allocated expenses from Legacy CCE’s corporate segment totaled $72 million and $160 million, respectively.

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
The fair value of our forward contracts (including cross currency swaps) and option contracts is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable exchange or market rate, forward rates, and discount rates. The standard valuation model for our option contracts also uses implied volatility as an additional input. The discount rates are based on the historical rates for the currencies specific to the instrument being valued, and the implied volatility specific to individual options is based on quoted rates from a widely used third party resource.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

	Location – Balance Sheets	September 30, 2011	December 31, 2010
Assets:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Prepaid expenses and other current assets	$40	$11
Non-U.S. currency contracts	Other noncurrent assets, net	31	13
Total		71	24
Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Prepaid expenses and other current assets	5	—
Commodity contracts	Prepaid expenses and other current assets	3	4
Commodity contracts	Other noncurrent assets, net	—	1
Total		8	5
Total Assets		$79	$29
Liabilities:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Accounts payable and accrued expenses	$27	$17
Non-U.S. currency contracts	Other noncurrent liabilities, net	—	1
Total		27	18
Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Accounts payable and accrued expenses	—	7
Total Liabilities		$27	$25
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.
Fair Value Hedges
We utilized certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized immediately in interest expense, net – third party on our Condensed Consolidated Statements of Operations. As of September 30, 2011 and December 31, 2010, we had no fair value hedges outstanding. The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the periods presented (in millions):

		Third Quarter		First Nine Months
Fair Value Hedging Instruments(A)	Location - Statements of Operations	2011	2010	2011	2010
Interest rate swap agreements	Interest expense, net – third party	$—	$(3)	$—	$(10)
Fixed-rate debt	Interest expense, net – third party	—	3	—	10
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Cash Flow Hedges
We use cash flow hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on third party debt denominated in a non-functional currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (loss) (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	September 30, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 1.6 billion	June 2021	USD 1.3 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Operations for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Cash Flow Hedging Instruments	2011	2010	2011	2010
Non-U.S. currency contracts	$38	$2	$21	$(21)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Third Quarter		First Nine Months
Cash Flow Hedging Instruments	Location - Statements of Operations	2011	2010	2011	2010
Non-U.S. currency contracts	Cost of sales	$1	$(2)	$2	$(4)
Non-U.S. currency contracts(C)	Other nonoperating income (expense), net	51	(6)	9	(16)
Total		$52	$(8)	$11	$(20)
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred gains totaling $2 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating expense, net on our Condensed Consolidated Statements of Operations.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Economic (Non-designated) Hedges
We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including purchases of aluminum, sugar, and vehicle fuel. At times, we also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans and certain cash equivalents denominated in non-functional currencies. The following table summarizes our outstanding economic hedges as of the dates presented:

	September 30, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 285 million	December 2011	USD 371 million	February 2011
Commodity hedges	USD 59 million	December 2012	USD 35 million	October 2012
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

	Third Quarter		First Nine Months
Location - Statements of Operations	2011	2010	2011	2010
Cost of sales	$(2)	$3	$(1)	$—
Selling, delivery, and administrative expenses	—	2	4	1
Other nonoperating expense, net(A)	36	—	20	—
Total	$34	$5	$23	$1
 ___________________________

(A)
The gain recognized on these currency contracts is offset by the loss recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating expense, net on our Condensed Consolidated Statements of Operations.

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
As of September 30, 2011, the amount of net mark-to-market gains included in our Corporate segment on non-designated commodity hedges was not significant. Gains/losses held at the Corporate segment are reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12. The following table summarizes the deferred gain (loss) activity in our Corporate segment during the first nine months of 2011 (in millions):

Gains (Losses) Deferred at Corporate Segment	Cost of Sales	SD&A	Total
Balance at December 31, 2010	$1	$1	$2
Gains recognized during the period and recorded in the Corporate segment, net	—	3	3
Less: Gains transferred to the Europe operating segment, net	(1)	(4)	(5)
Balance at September 30, 2011	$—	$—	$—
Net Investment Hedges
In 2011, we entered into currency forwards designated as net investment hedges of our non-U.S. subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating expense, net on our Condensed Consolidated Statements of Operations. At September 30, 2011, these hedges were an asset of $22 million, which was recorded in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. During the third quarter and first nine months of 2011, we recorded a net of tax gain of $20 million and $14 million, respectively, in AOCI on our Condensed Consolidated Balance Sheets related to these hedges. During the third quarter and first nine months of 2011, the amount of ineffectiveness associated with these hedges was not material. The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	September 30, 2011		December 31, 2010
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Non-U.S. currency hedges	USD 400 million	December 2011	n/a	n/a

NOTE 6—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	September 30, 2011		December 31, 2010
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$—	—%	$145	0.3%
U.S. dollar notes due 2013-2021(B)	2,289	2.6	1,393	2.4
Euro notes due 2017	468	3.1	468	3.1
Swiss franc notes due 2013(C)	220	3.8	214	3.8
Capital lease obligations(D)	57	n/a	66	n/a
Total third party debt(E) (F)	3,034		2,286
Less: current portion of third party debt	18		162
Third party debt, less current portion	$3,016		$2,124
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)
In February 2011, we issued $300 million, 4.5 percent notes due 2021, and $100 million, floating rate notes due 2014. In August 2011, we issued $250 million, 2.0 percent notes due 2016, and $250 million, 3.3 percent notes due 2021.

(C)	Our Swiss franc notes due 2013 are guaranteed by Legacy CCE, as well as CCE.

(D)	These amounts represent the present value of our minimum capital lease payments.

(E)	At September 30, 2011, approximately $257 million of our outstanding third party debt was issued by our subsidiaries and guaranteed by CCE.

(F)
The total fair value of our outstanding third party debt was $3.1 billion and $2.2 billion at September 30, 2011 and December 31, 2010, respectively. The fair value of our third party debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At September 30, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding third party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 30, 2011. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 7—COMMITMENTS AND CONTINGENCIES
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
We have certain indemnity obligations to TCCC as part of the Merger. Under the Agreement, we agreed to indemnify TCCC for liabilities, including but not limited to, those resulting from the breach of representations, warranties, or covenants of Legacy CCE or CCE, as set forth in the Agreement and certain ancillary agreements prior to the effective date of the Merger. On July 1, 2011, our indemnity obligations related to certain of these representations and warranties expired with no claim for breach of those representations or warranties having been made by TCCC. For additional information about our indemnity obligations, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K. Our indemnity obligations under the Tax Sharing Agreement (TSA) have not yet expired (refer to Note 9).

NOTE 8—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Components of net periodic benefit costs:
Service cost	$13	$10	$37	$31
Interest cost	14	13	42	37
Expected return on plan assets	(19)	(16)	(56)	(47)
Amortization of net prior service cost	—	—	1	1
Amortization of actuarial loss	2	2	6	6
Net periodic benefit cost	10	9	30	28
Other	—	—	3	—
Total costs	$10	$9	$33	$28
Contributions
Contributions to our pension plans totaled $41 million and $63 million during the first nine months of 2011 and 2010, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2011, as well as actual contributions for the year ended December 31, 2010 (in millions):

	Projected(A) 2011	Actual(A) 2010
Total pension contributions	$58	$116
 ___________________________

(A)	These amounts represent only company-paid contributions.

NOTE 9—TAXES
Our effective tax rate was approximately 19 percent and 15 percent for the first nine months of 2011 and 2010, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Nine Months
	2011	2010
U.S. federal statutory expense	$276	$218
Non-U.S. tax rate differential	(134)	(101)
U.S. taxation of non-U.S. earnings, net of tax credits	39	—
Nondeductible items	23	5
Rate and law change benefit, net(A) (B)	(53)	(25)
Other, net	—	(2)
Total provision for income taxes	$151	$95
___________________________

(A)
During the third quarter of 2011, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011 and 1 percentage point effective April 1, 2012. As a result, we recognized a deferred tax benefit of $53 million during the third quarter of 2011 to reflect this change in our deferred taxes.

(B)
During the third quarter of 2010, the United Kingdom enacted a corporate income tax rate reduction of 1 percentage point effective April 1, 2011, resulting in our recognition of a deferred tax benefit of $25 million during the third quarter of 2010 to reflect this change in our deferred taxes.

Repatriation of Current Non-U.S. Earnings to the U.S.
During the fourth quarter of 2011, we expect to repatriate to the U.S. a portion of our 2011 non-U.S. earnings to satisfy our 2011 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2011 non-U.S. earnings and our actual 2011 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested outside of the U.S. and, if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested outside of the U.S. and will be used in our non-U.S. operations to service non-U.S. debt and to fund future acquisitions. For additional information about our undistributed non-U.S. earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.
Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a TSA with TCCC. Under the TSA among us, Legacy CCE, and TCCC, we agreed to indemnify TCCC and its affiliates from and against certain taxes, generally related to periods prior to October 2, 2010. Some of these indemnifications extend through 2014. As of September 30, 2011, the unamortized liability related to these indemnifications was $30 million, of which $17 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $13 million is recorded in other noncurrent liabilities, net on our Condensed Consolidated Balance Sheets. During the second quarter of 2011, we recorded additional amounts totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our tax indemnifications to TCCC. This amount was included in selling, administrative, and delivery (SD&A) expenses on our Condensed Consolidated Statements of Operations.
During the third quarter of 2011, we settled certain outstanding amounts under the TSA, which resulted in a payment to us from TCCC of $23 million. In the future, there could be additional tax items related to the Merger that require cash settlements under the TSA as tax audits are resolved and refund claims are pursued by both us and TCCC. For additional information about the TSA and related accruals, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

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
The following table summarizes our basic and diluted earnings per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net income	$284	$208	$636	$527
Basic weighted average common shares outstanding(A)(B)	315	339	322	339
Effect of dilutive securities(C)	9	n/a	9	n/a
Diluted weighted average common shares outstanding	324	n/a	331	n/a
Basic earnings per common share	$0.90	$0.61	$1.97	$1.55
Diluted earnings per common share	$0.88	n/a	$1.92	n/a

 ___________________________

(A)
For the third quarter and first nine months of 2010, we did not have any common shares outstanding. As such, we have used 339,064,025 as our number of basic weighted average common shares outstanding for purposes of calculating our basic earnings per common share, which represents the number of our shares outstanding immediately following the Merger.

(B)
At September 30, 2011, we were obligated to issue, for no additional consideration, 0.4 million common shares under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for the third quarter and first nine months of 2011.

(C)
As of September 30, 2011, options to purchase 9 million common shares were outstanding. Of this amount, options to purchase 1.2 million common shares for the third quarter and first nine months of 2011 were not included in the computation of diluted earnings per share, because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied.

During the first nine months of 2011, we issued an aggregate of 0.8 million shares of common stock from the exercise of share options with a total intrinsic value of $12 million.
Dividend payments on our common stock totaled $122 million during the first nine months of 2011. In April 2011, our Board of Directors approved a $0.01 per share increase in our quarterly dividend from $0.12 per share to $0.13 per share beginning in the second quarter of 2011.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our comprehensive income (loss) for the periods presented (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net income	$284	$208	$636	$527
Currency translations	(229)	194	(34)	(93)
Net investment hedges, net of tax	20	—	14	—
Pension plan liability adjustments, net of tax	(2)	(3)	1	—
Cash flow hedges, net of tax	(14)	10	10	(1)
Net comprehensive income (loss) adjustments, net of tax	(225)	201	(9)	(94)
Comprehensive income	$59	$409	$627	$433

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our revenues during the first nine months of 2011 or 2010.
Our segment operating income includes the segment’s revenue less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net operating revenues and operating income are the primary financial measures.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Segment Remeasurement
Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $36 million during the third quarter and first nine months of 2011, respectively, and totaled $9 million and $30 million during the third quarter and first nine months of 2010, respectively. To provide comparability, we have recast our third quarter and first nine months of 2010 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. The following table summarizes our segment operating income (expense) for the periods presented as adjusted for the segment measurement change (in millions):

	Previously Reported	Amount Recast	As Adjusted
Third Quarter 2010:
Europe	$312	$(9)	$303
Corporate	(68)	9	(59)
Consolidated	$244	$—	$244
First Nine Months 2010:
Europe	$839	$(30)	$809
Corporate	(163)	30	(133)
Consolidated	$676	$—	$676

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Third Quarter 2011:
Net operating revenues	$2,140	$—	$2,140
Operating income	364	(34)	330
Third Quarter 2010:
Net operating revenues	$1,681	$—	$1,681
Operating income	303	(59)	244
First Nine Months 2011:
Net operating revenues(A)	$6,391	$—	$6,391
Operating income(B)	972	(119)	853
Capital asset investments	245	7	252
First Nine Months 2010:
Net operating revenues(A)	$4,920	$—	$4,920
Operating income(B)	809	(133)	676
Capital asset investments(C)	185	—	185
___________________________

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

(A)	The following table summarizes the contribution of total net operating revenues by country as a percentage of total net operating revenues for the periods presented:

	First Nine Months
	2011	2010
Net operating revenues
Great Britain	33%	39%
France	29	32
Belgium	16	19
The Netherlands	9	10
Norway	7	n/a
Sweden	6	n/a
Total	100%	100%

(B)
Our Corporate segment operating income includes net mark-to-market losses on our non-designated commodity hedges totaling $2 million for the first nine months of 2011, and net mark-to-market losses on our non-designated commodity hedges totaling $7 million for the first nine months of 2010. As of September 30, 2011, the amount of net mark-to-market gains included in our Corporate segment on non-designated commodity hedges was not significant. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 5.

(C)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Europe(A)	$1	$2	$16	$4
Corporate(B)	—	—	—	9
Total	$1	$2	$16	$13
 ___________________________

(A)	Prior to the Merger, these amounts represent restructuring costs incurred by Legacy CCE’s Europe operating segment.

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

Supply Chain Initiatives and Business Optimization
In 2009, we began a restructuring program principally designed to optimize our business information systems, harmonize our plant operations, and streamline our cooler services business. During the third quarter and first nine months of 2011, we recorded restructuring charges totaling $1 million and $16 million, respectively, and during the third quarter and first nine months of 2010, we recorded restructuring charges totaling $2 million and $13 million, respectively. These charges were included in SD&A expenses on our Condensed Consolidated Statements of Operations. We expect to be substantially complete with these restructuring activities by the end of 2011. The cumulative cost of this program as of September 30, 2011 was $39 million. The following table summarizes these restructuring activities for the periods presented (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2009	$—	$—	$—
Provision	10	4	14
Cash payments	(6)	(4)	(10)
Balance at December 31, 2010	$4	$—	$4
Provision	14	2	16
Cash payments	(6)	(2)	(8)
Balance at September 30, 2011	$12	$—	$12

NOTE 14—SHARE REPURCHASE PROGRAM
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, subject to economic, operating, and other factors, including acquisition opportunities. We can repurchase shares in the open market and in privately negotiated transactions.
During the first nine months of 2011, we repurchased $600 million in outstanding shares, representing 22.1 million shares at an average price of $27.13 per share. Since the inception of the program in the fourth quarter of 2010, we have repurchased a cumulative $800 million in outstanding shares, representing 30.1 million shares at an average price of $26.55 per share. We plan to repurchase $200 million in additional outstanding shares under this program by the end of 2011, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.
In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. These repurchases will be in addition to those authorized under the October 2010 resolution and are subject to the cumulative 65 million share repurchase limit. We currently expect to purchase no less than $500 million in outstanding shares during 2012 under this program, subject to economic, operating, and other factors, including acquisition opportunities.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 15 —FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$79	$—	$79	$—
Derivative liabilities(A)	$27	$—	$27	$—
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$29	$—	$29	$—
Derivative liabilities(A)	$25	$—	$25	$—
 ___________________________

(A)
We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. Refer to Note 5.

At September 30, 2011, our cash and cash equivalents included $617 million of amounts held in time deposits with investment grade financial institutions. Because these time deposits were purchased with original maturities of less than 3 months and can be withdrawn at any time by forfeiting only unpaid interest amounts accrued on the outstanding balance, we have classified these deposits as cash and cash equivalents on our Condensed Consolidated Balance Sheets. The fair value of these time deposits equals their carrying value due to the short term nature of these instruments.

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the third quarter and first nine months of 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.
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
Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $36 million during the third quarter and first nine months of 2011, respectively, and totaled $9 million and $30 million during the

COCA-COLA ENTERPRISES, INC.

third quarter and first nine months of 2010, respectively. To provide comparability, we have recast our third quarter and first nine months of 2010 segment reporting to reflect the movement of these expenses. For additional information about the segment measurement change, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Financial Results
Our net income in the third quarter of 2011 was $284 million or $0.88 per diluted common share, compared to net income of $208 million or $0.61 per common share in the third quarter of 2010. In addition to the items noted previously regarding the preparation of our Condensed Consolidated Financial Statements prior to the Merger, the following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability; amounts prior to the Merger only include items related to Legacy CCE’s Europe operating segment):
Third Quarter 2011

•	Charges totaling $1 million related to restructuring activities;

•	Net mark-to-market losses totaling $4 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

•
A deferred tax benefit of $53 million due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 2 percentage points, 1 percentage point retroactive to April 1, 2011 and 1 percentage point effective April 1, 2012.

Third Quarter 2010

•	A $2 million charge related to restructuring activities; and

•	A deferred tax benefit of $25 million due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 1 percentage point effective April 1, 2011.
Financial Summary
Our financial performance during the third quarter of 2011 reflects the impact of the following significant factors:

•	Revenue growth driven by solid marketplace execution, offset partially by unfavorable weather conditions early in the quarter and lower sales of certain still beverages;

•
A higher cost of sales environment partially mitigated by the benefit of current supplier agreements and hedging instruments which provided us with favorable prices for a portion of our commodity purchases;

•
Modest volume growth led by the performance of our core Coca-Cola trademark sparkling brands, particularly Coca-Cola Zero, and strong volume gains in our energy brands, offset partially by a volume decline in our still beverage portfolio versus strong prior year volume;

•	Decrease in our Corporate expenses due, in part, to the allocation of Merger-related transaction costs in the third quarter of 2010;

•	Benefits from our operating expense control efforts; and

•	Favorable currency exchange rate changes that increased operating income by approximately 9.5 percent.
During the third quarter of 2011, we delivered solid operating results despite the impact of ongoing macroeconomic challenges and unfavorable weather conditions early in the quarter. We achieved modest volume growth of 1.0 percent and pricing growth of 2.0 percent. Solid marketplace execution, strong performance of our Coca-Cola trademark brands, particularly Coca-Cola Zero, decreased sales of still beverages compared to strong prior year volume, and unfavorable weather conditions early in the quarter were the primary factors impacting our volume performance during the quarter. Our continental European territories had volume growth of 0.5 percent driven by continued growth of our Coca-Cola trademark brands and increased sales of other sparkling and energy beverage brands, including Sprite and Monster, offset partially by a decline in still beverage sales, including Minute Maid and Chaudfontaine mineral water. Our volume in Great Britain increased 2.0 percent driven by higher sales of Coca-Cola trademark beverages and the performance of certain sparkling flavors and energy brands including Dr Pepper, Monster, and the introduction of Powerade Energy, offset partially by a decrease in sales of still beverages versus strong prior year growth, including Capri Sun and Oasis. In addition to volume and pricing growth, our performance during the third quarter of 2011 reflects a higher cost of sales environment, the benefit of increased efforts toward operating expense control, and favorable currency exchange rate changes.

COCA-COLA ENTERPRISES, INC.

 Operations Review
The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	61.3	63.0	62.5
Gross profit	37.8	38.7	37.0	37.5
Selling, delivery, and administrative expenses	22.4	24.2	23.7	23.8
Operating income	15.4	14.5	13.3	13.7
Interest expense, net	1.1	1.1	0.9	1.0
Other nonoperating expense, net	—	(0.1)	(0.1)	(0.1)
Income before income taxes	14.3	13.3	12.3	12.6
Income tax expense	1.0	1.0	2.3	1.9
Net income	13.3%	12.3%	10.0%	10.7%
Operating Income
The following table summarizes our operating income by segment for the periods presented, as adjusted to reflect our segment measurement change (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2011		2010(A)		2011		2010(A)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$364	110.5%	$303	124.0%	$972	114.0%	$809	119.5%
Corporate	(34)	(10.5)	(59)	(24.0)	(119)	(14.0)	(133)	(19.5)
Consolidated	$330	100.0%	$244	100.0%	$853	100.0%	$676	100.0%
___________________________

(A)
Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $12 million and $36 million during the third quarter and first nine months of 2011, respectively, and totaled $9 million and $30 million during the third quarter and first nine months of 2010, respectively. To provide comparability, we have recast our third quarter and first nine months of 2010 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. For additional information about the segment measurement change, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

During the third quarter and first nine months of 2011, we had operating income of $330 million and $853 million, respectively, compared to $244 million and $676 million during the third quarter and first nine months of 2010, respectively. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2011		First Nine Months 2011
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price/mix on gross profit	$33	13.5%	$112	16.5%
Impact of bottle and can cost/mix on gross profit	(41)	(17.0)	(118)	(17.5)
Impact of bottle and can volume on gross profit	9	3.5	67	10.0
Impact of bottle and can selling day shift on gross profit	—	—	(7)	(1.0)
Impact of post mix, non-trade, and other on gross profit	4	1.5	9	1.5
Impact of acquired bottlers in Norway and Sweden	31	12.5	69	10.0
Other selling, delivery, and administrative expenses	(39)	(16.0)	(172)	(25.5)
Net impact of allocated expenses from Legacy CCE	72	29.5	160	23.5
Net mark-to-market (losses) gains related to non-designated commodity hedges	(4)	(1.5)	5	0.5
Net impact of restructuring charges	1	0.5	(12)	(2.0)
Impact of Tax Sharing Agreement indemnification changes	—	—	(5)	(0.5)
Currency exchange rate changes	23	9.5	71	10.5
Other changes	(3)	(1.0)	(2)	—
Change in operating income	$86	35.0%	$177	26.0%
Net Operating Revenues
Net operating revenues increased 27.5 percent in the third quarter of 2011 to $2.1 billion, and increased 30.0 percent in the first nine months of 2011 to $6.4 billion. These changes included currency exchange rate increases of approximately 9.0 percent in both the third quarter and first nine months of 2011. These changes also included increases of 15.5 percent and 15.0 percent for the third quarter and first nine months of 2011, respectively, due to incremental revenues from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway’s excise taxes recorded on a gross basis).
Net operating revenues per case increased 9.5 percent in the third quarter of 2011 versus the third quarter of 2010 and increased 10.0 percent in the first nine months of 2011 versus first nine months of 2010. The following table summarizes the significant components of the change in our net operating revenues per case for the periods presented, as adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2011	First Nine Months 2011
Changes in net operating revenues per case:
Bottle and can net price per case	2.0%	2.0%
Bottle and can currency exchange rate change	7.5	7.5
Post mix, non-trade, and other	—	0.5
Change in net operating revenue per case	9.5%	10.0%
During the third quarter of 2011, our bottle and can sales accounted for approximately 95 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. Our bottle and can net price per case during the third quarter of 2011 reflects moderate rate

COCA-COLA ENTERPRISES, INC.

increases across our territories and solid marketplace execution, offset partially by lower sales of still beverages.
Volume
The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2011 versus the first nine months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the third quarter of 2011 and 2010; rounded to the nearest 0.5 percent):

	Third Quarter 2011	First Nine Months 2011
Change in volume	1.0%	3.0%
Impact of selling day shift(A)	—	0.5
Change in volume, adjusted for selling day shift	1.0%	3.5%

 ___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2011 versus the first nine months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the third quarter of 2011 and 2010; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2011 Percent of Total	2010 Percent of Total	Change	2011 Percent of Total	2010 Percent of Total
Coca-Cola trademark	2.5%	68.0%	67.0%	3.5%	68.5%	68.5%
Sparkling flavors and energy	0.0	18.5	18.5	5.0	18.0	17.5
Juices, isotonics, and other	(5.5)	10.5	11.0	3.0	10.5	11.0
Water	(3.5)	3.0	3.5	1.5	3.0	3.0
Total	1.0%	100.0%	100.0%	3.5%	100.0%	100.0%

During the third quarter of 2011, we achieved modest volume growth of 1.0 percent versus the third quarter of 2010. Our volume performance reflects growth in our sparkling beverage brands, which grew 2.0 percent, offset partially by a decline in our still beverage portfolio of 5.0 percent versus strong prior year volume. Both continental Europe and Great Britain experienced overall volume gains during the third quarter of 2011, with sales volume increasing 0.5 percent and 2.0 percent, respectively. These increases were primarily attributable to solid marketplace execution, offset partially by unfavorable weather conditions early in the quarter and comparison to strong prior year volume. Both our continental European and Great Britain territories experienced continued growth of our Coca-Cola trademark sparkling brands, particularly Coca-Cola Zero, and continued growth of certain brands in our other sparkling and energy beverage portfolio, including Dr Pepper, Monster, and the recently introduced Powerade Energy. These increases were partially offset by a decline in still beverage sales versus strong prior year growth, particularly Chaudfontaine mineral water, Oasis, and Minute Maid brands.
Our Coca-Cola trademark sparkling brands increased 2.5 percent in the third quarter of 2011 as compared to the third quarter of 2010. This increase was driven by a greater than 10.0 percent increase in the sale of Coca-Cola Zero and a 3.5 percent increase in the sale of Coca-Cola, offset partially by a decline in the sale of Diet Coke/Coca-Cola light. Sparkling flavors and energy volume remained flat during the third quarter of 2011, reflecting higher sales of energy brands, which grew more than 35.0 percent with solid growth in the sale of Powerade Energy, Monster, and Nalu, offset by volume declines in other soft drink flavor brands including Fanta and Schweppes. Juices, isotonics, and other volume decreased 5.5 percent in the third quarter of 2011, reflecting declines in the sale of our other juice brands including Minute Maid and Oasis. Sales volume of our water brands decreased 3.5 percent in the third quarter of 2011, reflecting decreased sales of Chaudfontaine mineral water versus strong prior year volume.

COCA-COLA ENTERPRISES, INC.

Consumption
The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2011 versus the first nine months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the third quarter of 2011 and 2010; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2011 Percent of Total	2010 Percent of Total	Change	2011 Percent of Total	2010 Percent of Total
Multi-serve(A)	3.0%	55.5%	54.5%	5.0%	57.0%	56.0%
Single-serve(B)	(1.5)	44.5	45.5	1.5	43.0	44.0
Total	1.0%	100.0%	100.0%	3.5%	100.0%	100.0%
___________________________

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B)
Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packages
The following table summarizes our volume results by packaging category for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2011 versus the first nine months of 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (selling days were the same in the third quarter of 2011 and 2010; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2011 Percent of Total	2010 Percent of Total	Change	2011 Percent of Total	2010 Percent of Total
PET (plastic)	0.5%	44.0%	44.0%	1.5%	44.5%	45.5%
Cans	2.5	40.0	39.5	6.5	40.0	39.0
Glass and other	(2.0)	16.0	16.5	3.0	15.5	15.5
Total	1.0%	100.0%	100.0%	3.5%	100.0%	100.0%
Cost of Sales
Cost of sales increased 29.0 percent in the third quarter of 2011 to $1.3 billion, and increased 31.0 percent in the first nine months of 2011 to $4.0 billion. These changes included currency exchange rate increases of approximately 9.0 percent for both the third quarter and first nine months of 2011. These changes also included an increase of 15.0 percent for both the third quarter and first nine months of 2011 due to incremental costs from the bottling operations of Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway’s excise taxes recorded on a gross basis). The following table summarizes the significant components of the change in our cost of sales per case for the periods presented, as adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2011	First Nine Months 2011
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	4.0%	3.5%
Bottle and can currency exchange rate changes	7.5	7.5
Change in cost of sales per case	11.5%	11.0%
The increase in bottle and can ingredient and packaging costs reflects an increase in the current cost environment for certain of our raw materials, partially mitigated by the benefit of current supplier agreements and hedging instruments. Although the market prices for certain key raw materials increased year-over-year, our exposure to these increases is partially mitigated by our current supplier agreements and hedging instruments which provide us with favorable prices for a portion of our planned commodity purchases through the end of 2011.

COCA-COLA ENTERPRISES, INC.

Selling, Delivery, and Administrative Expenses
Selling, Delivery, and Administrative (SD&A) expenses increased $72 million, or 17.5 percent, in the third quarter of 2011 to $478 million and increased $339 million, or 29.0 percent, in the first nine months of 2011 to $1.5 billion. These changes included currency exchange rate increases of 8.5 percent and 8.0 percent for the third quarter and first nine months of 2011, respectively, due to currency exchange rate changes. These changes also included increases of 17.0 percent and 18.5 percent for the third quarter and first nine months of 2011, respectively, due to incremental expenses from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2011		First Nine Months 2011
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$36	9.0%	$143	12.0%
Selling and marketing expenses	3	0.5	22	2.0
Delivery and merchandising expenses	(2)	(0.5)	(6)	(0.5)
Impact of acquired bottlers in Norway and Sweden	69	17.0	215	18.5
Net impact of allocated expenses from Legacy CCE	(72)	(17.5)	(160)	(13.5)
Net mark-to-market gains (losses) related to non-designated commodity hedges	3	0.5	1	—
Net impact of restructuring charges	(1)	(0.5)	12	1.0
Impact of Tax Sharing Agreement indemnification changes	—	—	5	0.5
Currency exchange rate changes	34	8.5	94	8.0
Other	2	0.5	13	1.0
Change in SD&A expenses	$72	17.5%	$339	29.0%
SD&A expenses as a percentage of net operating revenues was 22.4 percent and 24.2 percent in the third quarter of 2011 and 2010, respectively, and 23.7 percent and 23.8 percent in the first nine months of 2011 and 2010, respectively. Our SD&A expenses for the third quarter of 2011 reflect the impact of (1) additional expenses totaling $69 million related to the acquired bottlers in Norway and Sweden and (2) unfavorable currency exchange rate changes totaling $34 million. These increases were offset partially by a reduction in Corporate expenses due to the allocation of Merger-related transaction costs in the third quarter of 2010. Additionally, during the third quarter of 2011, we increased our efforts on operating expense control initiatives.
Interest Expense, Net
Interest expense, net—third party increased $17 million in the third quarter of 2011 to $23 million from $6 million in the third quarter of 2010. Interest expense, net—third party increased $46 million in the first nine months of 2011 to $62 million from $16 million in the first nine months of 2010. Interest expense, net—Coca-Cola Enterprises Inc. totaled $13 million and $33 million during the third quarter and first nine months of 2010, respectively. The following tables summarize the primary items that impacted our interest expense for the periods presented ($ in millions):
Third party debt

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Average outstanding debt balance	$2,907	$849	$2,668	$812
Weighted average cost of debt	2.9%	1.8%	2.9%	2.0%
Fixed-rate debt (% of portfolio)	97%	73%	97%	73%
Floating-rate debt (% of portfolio)	3%	27%	3%	27%

COCA-COLA ENTERPRISES, INC.

Amounts due to Coca-Cola Enterprises Inc.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Average outstanding debt balance	n/a	$962	n/a	$962
Weighted average cost of debt	n/a	5.6%	n/a	5.5%
Fixed-rate debt (% of portfolio)	n/a	100%	n/a	100%
Other Nonoperating Expense, Net
Other nonoperating expense, net totaled $1 million during both the third quarter of 2011 and 2010, and totaled $4 million and $5 million during the first nine months of 2011 and 2010, respectively. Our other nonoperating expense, net principally includes non-U.S. currency transaction gains and losses.
Income Tax Expense
Our effective tax rate was approximately 19 percent and 15 percent for the first nine months of 2011 and 2010, respectively.
We expect our underlying full year 2011 effective tax rate to be approximately 26 percent to 27 percent. Our underlying full year 2011 effective tax rate is expected to be higher than 2010 due to the U.S. tax impact associated with the expected repatriation of a portion of our current year non-U.S. earnings. Historically, all of our non-U.S. earnings have been considered permanently reinvested outside of the U.S. In the future, we expect our historical earnings to remain permanently reinvested outside of the U.S. and to repatriate a portion of each current year’s non-U.S. earnings to satisfy our U.S.-based cash flow needs. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first nine months of 2011 and 2010.
During the third quarter of 2011, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011 and 1 percentage point effective April 1, 2012. As a result, we recognized a deferred tax benefit of $53 million during the third quarter of 2011 to reflect this change in our deferred taxes.
During the third quarter of 2010, the United Kingdom enacted a corporate income tax rate reduction of 1 percentage point effective April 1, 2011, which resulted in our recognition of a deferred tax benefit of $25 million during the third quarter of 2010 to reflect this change in our deferred taxes.

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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At September 30, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At September 30, 2011, we had $18 million in debt maturities in the next 12 months. We plan to repay our short-term obligations with operating cash flow and cash on hand.
During the first nine months of 2011, we repurchased $600 million in outstanding shares under our share repurchase program. Since the inception of this program in the fourth quarter of 2010, we have repurchased a cumulative $800 million in outstanding shares. We currently expect to repurchase additional shares under this program totaling $200 million by the end of 2011. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. The cumulative number of shares repurchased under our share repurchase program cannot exceed 65 million shares. We currently expect to purchase no less than $500 million in outstanding shares during 2012 under this program. Our share repurchase plan may be adjusted depending on economic, operating, or other factors, including acquisition opportunities. For additional information about our share repurchase program, refer to Note 14 of the Notes to Condensed

COCA-COLA ENTERPRISES, INC.

Consolidated Financial Statements in this Form 10-Q.
In the near term, we expect our cash taxes to increase, driven primarily by the future timing and amount of repatriating to the U.S. a portion of our future current year non-U.S. earnings.
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
Our credit facility and outstanding third party notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 30, 2011. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first nine months of 2011, our primary sources of cash included: (1) $900 million from third party debt issuances; (2) $653 million from operations; and (3) the receipt of $70 million from TCCC related to the settlement of items related to the Merger. Our primary uses of cash were: (1) the repurchase of $600 million of shares under our share repurchase program; (2) capital asset investments of $252 million; (3) net payments on commercial paper of $145 million; and (4) dividend payments on common stock of $122 million.
Operating Activities
Our net cash derived from operating activities totaled $653 million in the first nine months of 2011 versus net cash derived from operating activities of $620 million in the first nine months of 2010. This increase of $33 million was primarily driven by our operating performance. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.
Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Nine Months
	2011	2010(A)
Supply chain infrastructure improvements	$124	$110
Cold drink equipment	88	75
Information technology	29	—
Other	11	—
Total capital asset investments	$252	$185
 ___________________________

(A)	Prior to the Merger, our capital asset investments only included those related to Legacy CCE’s Europe operating segment.
During 2011, we expect our capital expenditures to be $375 million to $400 million and to be invested in a relatively similar proportion of asset categories as those listed in the previous table.

COCA-COLA ENTERPRISES, INC.

Financing Activities
Our net cash derived from financing activities totaled $105 million during the first nine months of 2011 versus net cash derived from financing activities of $178 million during the first nine months of 2010. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Nine Months
Issuances of debt	Maturity Date	Rate	2011	2010
$475 million notes	September 2015	2.1%	$—	$475
$525 million notes	September 2020	3.5%	—	525
€350 million notes	September 2017	3.1%	—	471
$300 million notes	September 2021	4.5%	300	—
$100 million notes	February 2014	—(A)	100	—
$250 million notes	August 2016	2.0%	250	—
$250 million notes	August 2021	3.3%	250	—
Total issuances of third party debt, excluding commercial paper			900	1,471
Net issuances of commercial paper			—	84
Total issuances of debt			$900	$1,555

			First Nine Months
Payments on debt	Maturity Date	Rate	2011	2010
€25 million note	May 2010	—(B)	$—	$(33)
Other payments, net	—	—	(9)	(5)
Total payments on third party debt, excluding commercial paper			(9)	(38)
Net payments on commercial paper			(145)	—
Total payments on third party debt			(154)	(38)
Net payments on amounts due to Legacy CCE			—	(1,048)
Total payments on debt			$(154)	$(1,086)
 ___________________________

(A)	These notes carry a variable interest rate at three-month USD LIBOR plus 30 basis points. As of September 30, 2011, the effective rate on these notes was 0.6 percent.

(B)	This note carried a variable interest rate at three-month EURIBOR plus 42 basis points.
During the first nine months of 2011, our financing activities also included: (1) the repurchase of $600 million of shares under our share repurchase program; (2) dividend payments on common stock of $122 million; and (3) the receipt of $70 million from TCCC related to the settlement of items related to the Merger.
During the first nine months of 2010, net cash derived from financing activities also included a cash contribution to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger.
 Financial Position
Assets
Trade accounts receivable increased $61 million, or 4.5 percent, to $1.4 billion at September 30, 2011 from $1.3 billion at December 31, 2010. This increase was primarily attributable to the seasonality of our business.
Inventories increased $35 million, or 9.5 percent, to $402 million at September 30, 2011 from $367 million at December 31, 2010. This increase was primarily driven by the seasonality of our business.
Prepaid expenses and other current assets increased $70 million, or 55.0 percent, to $197 million at September 30, 2011 from $127 million at December 31, 2010. This increase was primarily driven by (1) an increase in our current assets related to our derivative financial instruments and (2) an increase in certain current income tax assets.
Other noncurrent assets, net increased $150 million, or 80.0 percent, to $337 million at September 30, 2011 from $187 million at December 31, 2010. This increase was primarily driven by an increase in our noncurrent assets related to deferred taxes, our defined benefit pension plans, and our derivative financial instruments.

COCA-COLA ENTERPRISES, INC.

Liabilities and Equity
Current portion of third party debt decreased $144 million, or 89.0 percent, to $18 million at September 30, 2011 from $162 million at December 31, 2010. This decrease was driven by our net payments on commercial paper totaling $145 million.
Third party debt, less current portion increased $892 million, or 42.0 percent, to $3.0 billion at September 30, 2011 from $2.1 billion at December 31, 2010. This increase was driven by our issuance of (1) $300 million, 4.5 percent notes due 2021 and $100 million, floating rate notes due 2014 during the first quarter of 2011 and (2) $250 million, 2.0 percent notes due 2016 and $250 million, 3.3 percent notes due 2021 during the third quarter of 2011.
Common stock in treasury, at cost increased $612 million, or 306.0 percent, to $812 million at September 30, 2011 from $200 million at December 31, 2010. This increase was primarily driven by our repurchase of $600 million in outstanding shares during 2011 under our share repurchase program.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $41 million and $63 million during the first nine months of 2011 and 2010, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2011, as well as our actual contributions for the year ended December 31, 2010 (in millions):

	Projected(A) 2011	Actual(A) 2010
Total pension contributions	$58	$116
___________________________

(A)	These amounts represent only company-paid contributions.
Contingencies
For information about our contingencies, including litigation, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating third party debt portfolio. At September 30, 2011, approximately 97 percent of our third party debt portfolio was comprised of fixed-rate debt and 3 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of September 30, 2011 would change the fair value of our third party fixed-rate debt outstanding as of September 30, 2011 by approximately $150 million.
We also estimate that a 1 percent change in the interest costs of third party floating-rate debt outstanding as of September 30, 2011 would change interest expense on an annual basis by approximately $1 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the third quarter and first nine months of 2011 by approximately $35 million and $95 million, respectively.
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher sales prices. As such, we are subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum, PET (plastic), steel, sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $20 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.
Certain of our suppliers could restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of September 30, 2011, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $5 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A or Part 1, “Risk Factors,” in our Form 10-K for the year-ended December 31, 2010 (Form 10-K). The risk factor set forth below was disclosed in our Form 10-K, but has been updated to provide additional information.
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
For example, as part of a broader austerity package, the French government recently proposed a significant increase to the existing excise tax for beverages with added sugar or non-nutritive sweeteners. The current proposal would impact virtually all of our French portfolio and, if enacted, would significantly increase the price of our products in France.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the third quarter of 2011 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
July 2, 2011 through July 29, 2011	2.4	$28.89	2.4	$330.1
July 30, 2011 through August 26, 2011	3.3	26.35	3.3	243.9
August 27, 2011 through September 30, 2011	1.7	26.50	1.7	1,200.0
Total	7.4	$27.21	7.4	$1,200.0
___________________________

(A)
During the third quarter of 2011, 27,582 of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted shares (units) or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. These repurchases will be in addition to those authorized under the October 2010 resolution and are subject to the cumulative 65 million share repurchase limit. Unless terminated by resolution of our Board of Directors, both programs expire when we have repurchased all shares authorized under that program. We can repurchase shares in the open market and in privately negotiated transactions, subject to economic and market conditions, stock price, applicable legal and tax requirements, and other factors.

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits
(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	October 28, 2011	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date:	October 28, 2011	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer