Form 10-K
period 2011-12-31
COCA-COLA ENTERPRISES, INC.
filed 2012-02-10
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________  to _________ .
Commission file number 001-34874
(Exact name of registrant as specified in its charter)

Delaware	27-2197395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 Windy Ridge Parkway, Atlanta, Georgia 30339
(Address of principal executive offices, including zip code)
(678) 260-3000
(Registrant’s telephone number, including area code)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange (NYSE), NYSE Euronext Paris
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 1, 2011 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are "affiliates") was $9,489,870,293 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange).
The number of shares outstanding of the registrant’s common stock as of January 27, 2012 was 302,487,681.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2012 are incorporated by reference in Part III.

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

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, basic and diluted earnings per common share, capital expenditures, dividends, capital structure, or other financial measures;

•	Descriptions of anticipated plans, goals, or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.
For example, our forward-looking statements include our expectations regarding:

•	Diluted earnings per common share;

•	Operating income growth;

•	Net operating revenue growth;

•	Volume growth;

•	Net price per case growth;

•	Cost of goods per case growth;

•	Concentrate cost increases from The Coca-Cola Company (TCCC);

•	Return on invested capital (ROIC);

•	Capital expenditures;

•	Future repatriation of non-U.S. earnings; and

•	Developments in accounting standards.
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

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list of risk factors may not be exhaustive (refer to Item 1A, Risk Factors, in this report). We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Introduction

Organization

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a merger (the Merger) with TCCC and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity which was renamed Coca-Cola Enterprises, Inc. at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of the Notes to Consolidated Financial Statements in this report.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a net purchase price adjustment of $50 million related to working capital and EBITDA (as defined by the Norway-Sweden SPA). All amounts outstanding under the Norway-Sweden SPA were settled and paid during 2011. For additional information about the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements in this report.

Coca-Cola Enterprises, Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•	Serves a market of approximately 170 million consumers throughout Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden.
We were incorporated in Delaware in 2010 by Legacy CCE, and, following the Merger, we own the European bottling operations of Legacy CCE, as well as the bottling operations in Norway and Sweden, and are a publicly traded company.

We are TCCC’s strategic bottling partner in Western Europe and one of the world's largest independent Coca-Cola bottlers. Reflecting our position as TCCC’s strategic bottling partner in Western Europe, we and TCCC have entered into 10-year bottling agreements for each of our territories which extend through October 2, 2020, with each containing the right for us to request a 10-year renewal. We and TCCC have also entered into an incidence-based concentrate pricing agreement across all of our territories that extends through December 31, 2015. We generated approximately $8.3 billion in revenues and $1.0 billion of operating income during 2011.

We sold approximately 12 billion bottles and cans (or approximately 620 million physical cases) throughout our territories during 2011. Products licensed to us through TCCC and its affiliates represented greater than 90 percent of our volume during 2011, with the remainder of our volume being attributable to sales of non-TCCC products.

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

Relationship with The Coca-Cola Company

We conduct our business primarily under agreements with TCCC. These agreements generally give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish its sales prices, terms of payment, and other terms and conditions for our purchases of concentrates and syrups from TCCC. However, concentrate prices are subject to the terms of the incidence-based concentrate pricing agreement between TCCC and us through December 31, 2015.

Other significant transactions and agreements with TCCC include arrangements for cooperative marketing; advertising expenditures; purchases of sweeteners, juices, mineral waters, and finished products; strategic marketing initiatives; cold drink equipment placement; and, from time to time, acquisitions of bottling territories.

Territories

Our bottling territories consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. The aggregate population of these territories was approximately 170 million at December 31, 2011. We generated approximately $8.3 billion in revenues and $1.0 billion of operating income during 2011 in these territories.

Product Licensing and Bottling Agreements

Product Licensing and Bottling Agreements with TCCC

Our bottlers in Belgium, continental France, Great Britain, Monaco, the Netherlands, Norway, and Sweden, as well as our distributor in Luxembourg (our Bottlers), operate in their respective territories under licensing, bottler, and distributor agreements with TCCC and The Coca-Cola Export Corporation, a Delaware subsidiary of TCCC (the product licensing and bottling agreements). We believe that these product licensing and bottling agreements are substantially similar to agreements between TCCC and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages. Coca-Cola Trademark Beverages are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name. Allied Beverages are beverages of TCCC or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages or energy drinks.

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

Our Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of TCCC, except for sales arising out of an unsolicited order from a customer in another member state of the European Economic Area (EEA) or for export to another such member state. The product licensing and bottling agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of our territories and, in such instances, our Bottlers agree to collaborate with TCCC to provide sales and distribution to such customers.

Pricing. The product licensing and bottling agreements provide that sales by TCCC of concentrate, syrups, beverage base, juices, mineral waters, finished goods, and other goods to our Bottlers are at prices which are set from time to time by TCCC at its sole discretion. The parties have entered into an incidence-based concentrate pricing agreement through December 31, 2015 that continues the pricing arrangement that existed prior to the Merger under which concentrate prices increase in a manner that generally tracks our net revenue per case increase from the previous year.

Term and Termination. The product licensing and bottling agreements have 10-year terms, extending through October 2, 2020, with each containing the right for us to request a 10-year renewal. While the agreements contain no automatic right of renewal beyond October 2, 2020, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to not renew an agreement at the expiration of a term.

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

Supplemental Agreement with TCCC

In addition to the product licensing and bottling agreements with TCCC, our Bottlers (excluding the Luxembourg distributor), TCCC, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the Supplemental Agreement) with regard to our Bottlers’ rights. The Supplemental Agreement permits our Bottlers to prepare, package, distribute, and sell the beverages covered by any of our Bottlers’ product licensing and bottling agreements in any other territory of our Bottlers, provided that we and TCCC have reached agreement upon a business plan for such beverages. The Supplemental Agreement may be terminated, either in whole or in part by territory, by TCCC at any time with 90 days prior written notice.

Product Licensing and Bottling Agreements with Other Licensors

The product licensing and bottling agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time at their sole discretion. Some of these agreements have limited terms of appointment and some prohibit us from dealing in competing products with similar flavors. These agreements contain restrictions that are generally similar in effect to those in the product licensing and bottling agreements with TCCC as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination.

Schweppes. In Great Britain, we distribute certain beverages that were formerly in the Cadbury Schweppes portfolio, including Schweppes, Dr Pepper, Oasis, and Schweppes Abbey Well (collectively the Schweppes Products) pursuant to agreements with an affiliate of TCCC (the Schweppes Agreements). These agreements are in respect to the marketing, sale, and distribution of Schweppes Products within our territory. The Schweppes Agreements run through December 31, 2020, and will be automatically renewed for one 10-year term unless terminated by either party.

We commenced distribution of Schweppes, Dr Pepper, and Oasis products in the Netherlands in early 2010, pursuant to agreements with Schweppes International Limited. The agreements to distribute these products will expire on December 31, 2014, but can be renewed for an additional five-year term, subject to mutual agreement by both parties. These agreements impose obligations upon us with respect to achieving certain agreed-upon annual volume targets in the Netherlands and grant certain rights and remedies to Schweppes International Limited, including monetary remedies, if these targets are not met. We have accrued any amounts due under these commitments in our Consolidated Balance Sheets.

In November 2008, the Abbey Well water brand was acquired by an affiliate of TCCC. Our use of the Schweppes name with the brand is pursuant to, and on the terms of, the Schweppes Agreements. Abbey Well is a registered trademark of Waters & Robson Ltd., and we have been granted the right to use the Abbey Well name until February 10, 2022, but only in connection with the sale of Schweppes Abbey Well products.

WILD. We distribute Capri-Sun beverages in France and Great Britain through distribution agreements with subsidiaries or related entities of WILD GmbH & Co. KG (WILD). We also produce Capri-Sun beverages in Great Britain through a license agreement with WILD. The terms of the distribution and license agreements are for five years and expire on December 31, 2013, but are renewable for an additional five-year term (subject to our meeting certain preconditions). In 2010, we commenced distribution of Capri-Sun beverages in Belgium, the Netherlands, and Luxembourg on terms materially similar to the distribution agreements for France and Great Britain. These agreements cannot be terminated prior to July 1, 2016; however, thereafter the agreements can be terminated by either party under certain circumstances. Although these contracts do not impose any monetary penalties in the event that the defined volume targets are not met, meeting the volume targets is part of the performance criteria evaluated in determining whether we are able to renew these agreements for an additional five-year term.

Hansen. In early 2009, we began distributing Monster beverages in all of our Legacy CCE European territories and, in early 2011, in Sweden, under distribution agreements between us and Hansen Beverage Company. These agreements, for the territories other than Belgium, have terms of 20 years, comprised of four five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. The agreement for Belgium has a 10-year term, comprised of two five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases.

Other Agreements. In 2009, we entered into agreements with Ocean Spray International, Inc. for the distribution of Ocean Spray products in France and Great Britain commencing in January and February 2010, respectively. These agreements have an initial term of five years and will be automatically renewed for an additional five years, unless terminated by either party no later than March 31, 2014.

In 2010, we entered into an exclusive distribution agreement with Innocent for the distribution of Innocent smoothies, juices, and waters in Sweden. The agreement will continue through December 31, 2013; however, for 2012 and 2013, either party may terminate the agreement if less than 75 percent of the agreed-upon annual volume plan is met. As of December 31, 2011, we have met the volume requirements provided for in the agreement.

In April 2011, we entered into an agreement with SAB Miller International BV to manufacture, distribute, market, and sell Appletiser products in Great Britain. This agreement has an initial term of 10 years and will continue thereafter until either party terminates the agreement upon providing 12 months notice.

We also distribute Fernandes products, on an exclusive basis, in the Netherlands. We entered into a 10-year distribution agreement with the Fernandes family and its Netherlands representative, Holfer BV, as of January 1, 2006. Although distribution of Fernandes products is currently limited to the Netherlands, we have the right to distribute Fernandes products in the remainder of Europe. The distribution agreement may be renewed by mutual agreement of the parties beginning six months before the end of its term.

Products, Packaging, and Distribution

We derive our net operating revenues from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio consists of some of the most recognized brands in the world, including one of the world’s most valuable beverage brands,     Coca-Cola. We manufacture approximately 95 percent of finished product we sell from syrups and concentrates that we buy. The remainder of the products we sell are purchased in finished form. Although in some of our territories we deliver our product directly to retailers, our product is principally distributed to our customers’ central warehouses and through wholesalers who deliver to retailers.

During 2011, our top five brands by volume were as follows:

•	Coca-Cola

•	Diet Coke/Coca-Cola light

•	Coca-Cola Zero

•	Fanta

•	Capri-Sun
During 2011, 2010, and 2009, sales of certain major brand categories represented more than 10 percent of our total net operating revenues. The following table summarizes the percentage of total net operating revenues contributed by these major brand categories for the periods presented (rounded to the nearest 0.5 percent):

	2011	2010	2009
Coca-Cola trademark(A)	61.5%	64.0%	63.0%
Sparkling flavors and energy	16.0	16.0	15.5
___________________________

(A)	Coca-Cola Trademark Beverages are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name.
Our products are available in a variety of different package types and sizes (single-serve and multi-serve), including, but not limited to, aluminum and steel cans, glass, aluminum and polyethylene terephthalate (PET) bottles, pouches, and bag-in-box for fountain use.
For additional information about our various products and packages, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher unit sales of products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis.

Large Customers

No single customer accounted for 10 percent or more of our total net operating revenues in 2011, 2010, or 2009.

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

Global Marketing Fund

Legacy CCE and TCCC had a Global Marketing Fund under which TCCC was obligated to pay Legacy CCE $61.5 million annually through December 31, 2014, as support for marketing activities. Annually, including in 2009 and 2010, $45 million of this amount was allocated to Legacy CCE’s European business. Following the Merger and as part of the incidence-based concentrate pricing agreement with TCCC, we will continue to receive $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, when such failure is within our reasonable control. During 2011, we received $45 million under the Global Marketing Fund with TCCC.

Competition

The market for nonalcoholic beverages is highly competitive. We face competitors that differ within individual categories in our territories. Moreover, competition exists not only within the nonalcoholic beverage market, but also between the nonalcoholic and alcoholic markets.

The most important competitive factors impacting our business include advertising and marketing, product offerings that meet consumer preferences and trends, new product and package innovations, pricing, and cost inputs. Other competitive factors include supply chain (procurement and distribution) and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vendors and coolers, is also a competitive factor. We believe that our most favorable competitive factor is the consumer and customer goodwill associated with our brand portfolio. We face strong competition by companies that produce and sell competing products to a retail sector that is consolidating and in which buyers are able to choose freely between our products and those of our competitors.

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

Raw Materials and Other Supplies

We purchase concentrates and syrups from TCCC and other licensors to manufacture products. In addition, we purchase sweeteners, juices, mineral waters, finished product, carbon dioxide, fuel, PET (plastic) preforms, glass, aluminum and plastic bottles, aluminum and steel cans, pouches, closures, post-mix (fountain syrup), packaging, and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, and mineral waters, from multiple suppliers. The product licensing and bottling agreements with TCCC and agreements with some of our other licensors provide that all authorized containers, closures, cases, cartons and other packages, and labels for their products must be purchased from manufacturers approved by the respective licensor.

The principal sweetener we use is sugar derived from sugar beets. Our sugar purchases are made from multiple suppliers. We do not separately purchase low-calorie sweeteners because sweeteners for low-calorie beverage products are contained in the concentrates or syrups that we purchase.

We produce most of our plastic bottle requirements within our production facilities using preforms purchased from multiple suppliers. We believe that the self-manufacture of certain packages serves to ensure supply and to reduce or manage our costs.

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

Packaging

The European Commission has issued a packaging and packing waste directive that has been incorporated into the national legislation of the European Union (EU) member states in which we do business. The weight of packages collected and sent for recycling (inside or outside the EU) in the countries in which we operate must meet certain minimum targets depending on the type of packaging. The legislation sets targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. In the Netherlands, we include 25 percent recycled content in our recyclable plastic bottles in accordance with an agreement we have with the government. In compliance with national regulation within the sparkling beverage industry, we charge our customers in the Netherlands a deposit on all containers greater than a 1/2 liter, which is refunded to them if and when the containers are returned. Container deposit schemes also exist in Norway (which is not an EU member state) and Sweden under which a deposit fee is included in the consumer price which is then paid back to the consumer if and when the container is returned. The Norwegian government further imposes two types of packaging taxes: (1) a base tax and (2) an environmental tax calculated against the amount returned. The Norwegian base tax applies only to one-way packages such as cans and nonreturnable PET that may not be used again in their original form.

We have taken actions to mitigate the adverse financial effects resulting from legislation concerning deposits and restrictive packaging, which impose additional costs on us. We are unable to quantify the impact on current and future operations that may result from additional legislation if enacted or enforced in the future, but the impact of any such legislation could be significant.

Beverages in Schools

Throughout our territories, different policy measures exist related to the presence of our products in the educational channel, from a total ban of vending machines in the French educational channel, to a limited choice in Great Britain, and self-regulation guidelines in our other territories. Despite our established guidelines, we continue to face pressure for regulatory intervention to further restrict the availability of sugared and sweetened beverages in the educational channel. During 2011, sales in primary and secondary schools represented less than 1.0 percent of our total sales volume.

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

We are subject to and operate in accordance with the provisions of the EU Directive on Waste Electrical and Electronic Equipment (WEEE). Under the WEEE Directive, companies that put electrical and electronic equipment (such as our cold drink equipment) on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

Trade Regulation

As the exclusive manufacturer and distributor of bottled and canned beverage products of TCCC and other manufacturers within specified geographic territories, we are subject to antitrust laws of general applicability.

EU rules adopted by the European countries in which we do business preclude restriction of the free movement of goods among the member states. As a result, the product licensing and bottling agreements grant us exclusive bottling territories subject to the exception that other EEA bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our European territories (as we can in their territories). For additional information about our bottling agreements, refer to the section of this report entitled “Product Licensing and Bottling Agreements.”

Excise and Other Taxes

There are specific taxes on certain beverage products in certain territories in which we do business. Excise taxes on the sale of sparkling and still beverages are in place in Belgium, France, the Netherlands, and Norway.

In December 2011, France's Constitutional Council approved an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equates to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter. This tax, which was effective as of January 1, 2012, was part of a broader austerity package aimed at raising funds for the French government. The additional tax applies to virtually all of the beverage products we sell in France and is expected to increase our consolidated cost of sales in 2012 by approximately 4.0 percent. We expect substantially all of this additional cost to be borne by our customers in the form of higher prices, which will likely result in a significant increase in retail prices for beverage products impacted by the tax.

Proposals could be adopted in other countries that would impose special taxes on certain beverages we sell. At this point, we are unable to predict whether such additional legislation will be adopted, and, if enacted, what the impact would be on our financial results.

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

Employees

At December 31, 2011, we employed approximately 13,250 full-time employees, of which approximately 150 were located in the U.S.

A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2013. We believe that we will be able to renegotiate agreements with satisfactory terms.

Financial Information on Industry Segments and Geographic Areas

For financial information about our industry segment and operations in geographic areas, refer to Note 14 of the Notes to Consolidated Financial Statements in this report.

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

Risks and Uncertainties

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make.

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

•
The terms of our contracts with TCCC contain no express limits on the prices TCCC may charge us for concentrate; however, we have entered into an incidence-based concentrate pricing agreement with TCCC through December 31, 2015, pursuant to which concentrate prices increase in a manner that generally tracks our net revenue per case increase from the previous year.

•
Much of the marketing and promotional support that we receive from TCCC is at the discretion of TCCC. Programs currently in effect or under discussion contain requirements or are subject to conditions, established by TCCC, that we may not achieve or satisfy. The terms of most of the marketing programs contain no express obligation for TCCC to participate in future programs or continue past levels of payments into the future.

•
Our product licensing and bottling agreements with TCCC state that they are for fixed terms, and most of them are renewable only at the discretion of TCCC at the conclusion of their current terms. A decision by TCCC not to renew a current fixed-term product licensing agreement at the end of its term could substantially and adversely affect our financial results.

•	Under our product licensing and bottling agreements with TCCC, we must obtain approval from TCCC to acquire any bottler of Coca-Cola or to dispose of one or more of our Coca-Cola bottling territories.

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
Our business model depends on the availability of our various products and packages in multiple channels and locations to satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in certain channels and locations, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact our financial results. In addition, taxes or other charges imposed on the sale of certain of our products could cause consumers to shift away from purchasing our products or increase our costs.

For example, in December 2011, France's Constitutional Council approved an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equates to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter. This tax, which was effective as of January 1, 2012, was part of a broader austerity package aimed at raising funds for the French government. The additional tax applies to virtually all of the beverage products we sell in France and is expected to increase our consolidated cost of sales in 2012 by approximately 4.0 percent. We expect substantially all of this additional cost to be borne by our customers in the form of higher prices, which will likely result in a significant increase in retail prices for beverage products impacted by the tax.

Our sales can be adversely impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown in the territories in which we do business, may reduce the demand for certain products and otherwise adversely affect our sales. For example, economic forces may cause consumers to purchase more private-label brands, which are generally sold at prices lower than our products, or to defer or forego purchases of beverage products altogether. Additionally, consumers that do purchase our products may choose to shift away from purchasing higher-margin products and packages. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect our revenue, price realization, gross margins, and/or our overall financial condition and operating results.

For example, there are ongoing concerns regarding the debt burden of certain countries and their ability to meet their future financial obligations, which have resulted in recent downgrades of the debt ratings for these countries. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in certain territories in which we operate. In more severe cases, this could result in a limitation on the availability of capital, thereby restricting our liquidity and negatively impacting our financial results.

Our financial results could be significantly impacted by currency exchange rates, and currency changes or devaluations could impair our competitiveness.

We are exposed to significant exchange rate risk since all of our revenues and substantially all of our expenses are derived from operations conducted outside the U.S. in the local currency of the countries in which we do business and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on currency exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income is reduced because the local currency will translate into fewer U.S. dollars. During periods of local economic crises, non-U.S. currencies may be devalued significantly against the U.S. dollar, thereby reducing our margins as reported in U.S. dollars. Actions to recover margins may result in lower volume and a weaker competitive position.

Additionally, there are ongoing concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a variety of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the dissolution of the euro. Should this occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued. Furthermore, the dissolution of the euro could cause significant volatility and disruption to the global economy, which could impact our financial results, including our ability to access liquidity at acceptable financing costs, if at all, the availability of supplies and materials, and the demand for our products. Finally, if it were necessary for us to conduct our business in additional currencies, we would be subjected to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

Increases in costs, a limitation, or lower than contracted quality of our supplies of raw materials could hurt our financial results.

If there are increases in the costs of raw materials, ingredients, or packaging materials, such as aluminum, steel, sugar, PET (plastic), fuel, or other items, and we are unable to pass the increased costs on to our customers in the form of higher prices, our financial results could be adversely affected. We use supplier pricing agreements and, at times, derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock us into prices that are ultimately greater than the actual market price at the time of delivery.

Certain of our suppliers could restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedges, which could expose us to additional earnings volatility with respect to the purchase of these commodities.

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

Additionally, lower than expected quality of delivered raw materials, ingredients, packaging materials, or finished goods could lead to a disruption in our operations as we seek to substitute these items for ones that conform to our established standards or if we are required to replace under-performing suppliers.

Concerns about health and wellness could further reduce the demand for some of our products.

Health and wellness trends have resulted in an increased desire for more low-calorie or no-calorie sparkling beverages, water, enhanced water, isotonics, energy drinks, teas, and beverages with natural sweeteners. Our failure to provide any of these types of products could adversely affect our financial results.

We may not be able to respond successfully to changes in the marketplace.

We operate in the highly competitive nonalcoholic beverage industry and face strong competition from other general and specialty beverage companies. Our response to continued and increased competitor and customer consolidations and marketplace competition may result in lower than expected net pricing of our products. Our ability to gain or maintain share of sales or gross margins may be limited by the actions of our competitors, who may have lower costs and, thus, advantages in setting their prices.

If we, TCCC, or other licensors and bottlers of products we distribute are unable to maintain a positive brand image or if product liability claims or product recalls are brought against us, TCCC, or other licensors and bottlers of products we distribute, our financial results and brand image may be negatively affected.

Our success depends on our products having a positive brand image with customers and consumers. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and cause customers and consumers to choose other products. We may be liable if the consumption of our products causes injury or illness. We may also be required to recall products if they become or are perceived to have become contaminated or are damaged or mislabeled. A significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our financial results and brand image.

Additionally, adverse publicity surrounding obesity concerns, water usage, customer disputes, labor relations, product ingredients, and the like could negatively affect our overall reputation and our products’ acceptance by our customers and consumers, even when the publicity results from actions occurring outside our territory or control. Similarly, if product quality-related issues arise from products not manufactured by us but imported into our territories, our reputation and consumer goodwill could be damaged.

Furthermore, the increased use of social media by our employees and those outside of CCE could cause dissemination of confidential information or information that is damaging to our reputation, regardless of validity. This information could negatively impact our financial results and brand image.

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

Our territories, particularly Great Britain, are susceptible to the import of products manufactured by bottlers outside our territories where prices and costs are lower. During 2011, we estimate that the gross profit of our business was negatively impacted by approximately $20 million to $30 million due to imported products. In the case of such imports from members of the EEA, we are generally prohibited from taking actions to stop such imports.

Changes in interest rates or our debt rating could harm our financial results and financial position.

We are subject to increases in interest rates and changes in our debt rating that could have a material adverse effect on interest costs and financing sources. Our debt rating can be materially influenced by a number of factors, including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC.

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

Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results. For example, in recent years there have been legislative proposals to reform U.S. taxation of non-U.S. earnings which could have a material adverse effect on our financial results by subjecting a significant portion of our earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities.

If we are unable to renew labor bargaining agreements on satisfactory terms, if we experience employee strikes or work stoppages, or if changes are made to employment laws or regulations, our financial results could be negatively impacted.

The majority of our employees are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2013. The inability to renegotiate agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase our cost or otherwise affect our ability to fully implement operational changes. We currently believe, however, that we will be able to renegotiate agreements upon satisfactory terms.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our brand image, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our brand image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, such as creating a proactive internal oversight function to evaluate and address our risks related to cybersecurity, but these measures, as well as our organization's increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Technology failures could disrupt our operations and negatively impact our financial results.

We rely extensively on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities and our inventory management process utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems, some of which have been outsourced to a third-party provider, may be vulnerable to a variety of interruptions due to events that may be beyond our control or that of our third-party provider, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become out-of-date or obsolete. Furthermore, when we implement new systems and/or upgrade existing system modules (e.g. SAP modules), there is a risk that our business may be temporarily disrupted during the period of implementation.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and outsourcing programs.

We have implemented, and plan to continue to implement, restructuring programs to support the implementation of key strategic initiatives designed to maintain long-term sustainable growth. These programs are intended to maximize our operating effectiveness and efficiency and to reduce our costs. We cannot guarantee that we will achieve or sustain the targeted benefits under these programs, which could result in further restructuring efforts. In addition, we cannot guarantee that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. The implementation of key elements of these programs, such as employee job reductions, may have an adverse impact on our business, particularly in the near term.

In addition, we have outsourced certain financial transaction processing and business information services to third-party providers. In the future, we may outsource other activities to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected. Disruptions in transaction processing due to the ineffectiveness of our third-party providers could result in inefficiencies within other business processes.

Adverse weather conditions could limit the demand for our products. Likewise, we may be affected by global climate change or by legal, regulatory, or market responses to such change.

Our sales are significantly influenced by weather conditions in the markets in which we operate. In particular, cold or wet weather during the summer months may have a negative impact on the demand for our products and contribute to lower sales, which could have an adverse effect on our financial results. Additionally, changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. The territories in which we operate have in place a variety of GHG emissions reporting requirements, and some have voluntary emissions reduction covenants in which we participate. Furthermore, laws that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our financial results.

As part of our commitment to Corporate Responsibility and Sustainability (CRS), we have calculated the carbon footprint of our operations in each country where we do business, developed a GHG emissions inventory management plan, and set a public goal to reduce the carbon footprint of the drinks we produce by a third by 2020 and to reduce our absolute carbon footprint by 15 percent within the same time frame. This commitment and the expectations of our stakeholders and regulatory bodies necessitates our investment in technologies that improve the energy efficiency of our facilities, our cooling and vending equipment, and reduce the carbon emissions of our vehicle fleet. In general, the cost of these types of investments is greater than investments in less energy efficient technologies and the period of return is often longer. Although we believe these investments will provide long-term financial and reputational benefits, there is a risk that we may not achieve our desired returns.

Global or regional catastrophic events could impact our financial results.

Our business can be affected by large-scale terrorist acts, especially those directed against our territories or other major industrialized countries, the outbreak or escalation of armed hostilities, major natural disasters, or widespread outbreaks of infectious disease. Such events in the geographic regions in which we do business, or in the geographic regions from which our inputs are supplied, could have a material impact on our sales volume, cost of sales, earnings, and overall financial results.

Unexpected resolutions of contingencies could impact our financial results.

Changes from expectations for the resolution of contingencies, including outstanding legal claims and assessments, could have a material impact on our financial results. Additionally, our failure to abide by laws, including those related to our external reporting obligations in each country, orders, or other legal commitments could subject us to fines, penalties, or other damages. Furthermore, insufficient levels of insurance coverage could negatively impact our ability to recover certain losses that are, or could potentially be, covered by insurance policies.

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

Because we are geographically focused in Western Europe, our stock may not be followed as closely by the investment community in the U.S. If there is only a limited following by market analysts in the U.S. or the investment community in the U.S., the amount of market activity in our common stock may be reduced, making it more difficult to sell our shares. If shareowners decide to sell all or some of their shares, or the market perceives that these sales could occur, the trading value of our shares may decline.

Increases in the cost of employee benefits, including pension retirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our employee medical benefits and pension retirement benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans. Estimates of the amount and timing of our future funding obligations for defined benefit pension plans are based upon various assumptions, including discount rates and long-term asset returns. In addition, the amount and timing of pension funding can be influenced by funding requirements, negotiations with the Pension Trustee Boards, or the action of other governing bodies.

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

In addition, the provisions in our certificate of incorporation and bylaws could delay or prevent an unsolicited change in control of CCE. These provisions include:

•
The availability of authorized shares of preferred stock for issuance from time to time and the determination of rights, powers, and preferences of the preferred stock at the discretion of the CCE Board of Directors without the approval of our shareowners;

•	The requirement of a meeting of shareowners to approve all action to be taken by the shareowners;

•	Requirements for advance notice for raising business or making nominations at shareowners' meetings; and

•	Limitations on the minimum and maximum number of directors that constitute the CCE Board of Directors.
Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

Miscalculation of our need for infrastructure investment could impact our financial results.

Actual requirements of our infrastructure investments, including cold drink equipment, technology, and production equipment may differ from projected levels if our volume growth is not as anticipated. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate the expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on these infrastructure investments could adversely affect our financial results.

We may be subject to liabilities or indemnification obligations under the Agreement with TCCC and related agreements that are greater than anticipated.

Under the Agreement, we have assumed certain European business liabilities and, under the Tax Sharing Agreement related to the Merger, we have agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, as well as any taxes and losses by reason of or arising from certain breaches by us of representations, covenants, or obligations under the Agreement or the Tax Sharing Agreement and, in certain situations, we will pay to TCCC (1) an amount equal to a portion of the transfer taxes incurred in connection with the separation from Legacy CCE; (2) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by us in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice; and (3) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the separation from Legacy CCE and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes.

The liabilities assumed by us and our indemnification obligations may be greater than anticipated and may be greater than the amount of cash available to us. If such liabilities or indemnification obligations are larger than anticipated, our financial condition could be materially and adversely affected.

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

In addition, if our financial results in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

If the Merger or certain structuring steps Legacy CCE took prior to the Merger are determined to be taxable, CCE and Legacy CCE shareowners could be subject to a material amount of taxes, and we may have indemnification obligations to TCCC.

The exchange of the consideration in the Merger for our stock is generally intended to qualify under Section 355 of the Code as a tax-free transaction to us and, except to the extent of the cash received, to participating holders of our stock. In addition, the distribution of the stock of Enterprises KOC Acquisition Company (Canadian Holdco) to Bottling Holdings (International) Inc. (Internal Spin-Off) is intended to qualify under Section 355 as a tax-free transaction. There can be no absolute assurance, however, that these transactions will qualify for tax-free treatment. If either transaction does not qualify for tax-free treatment, our resulting tax liability may be substantial.

The Merger was conditioned on the issuance of the private letter ruling received by Legacy CCE from the IRS, and Legacy CCE and TCCC each received opinions from their counsel regarding, among other things, the satisfaction of certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule. The ruling and the opinions of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Legacy CCE and TCCC, which, if incorrect, could have an adverse effect on the conclusions reached in the IRS ruling and legal opinions. Consistent with IRS policy, the ruling does not address certain material legal issues that could affect the conclusions reached in the ruling, and the IRS may raise such issues upon a subsequent examination. Opinions of counsel are not binding upon the IRS or the courts, the conclusions in the opinions of counsel could be challenged by the IRS, and a court could sustain such a challenge. In such event, the transactions may not qualify for tax-free treatment.

If the Merger does not qualify for tax-free treatment under Section 355 of the Code, Legacy CCE would recognize taxable gain in an amount equal to the excess of the fair market value of our stock held by it immediately before the Merger over Legacy CCE's tax basis in the stock. If the Internal Spin-Off does not qualify for tax-free treatment under Section 355 of the Code, Legacy CCE would have taxable income in an amount up to the fair market value of the stock of Canadian Holdco.

In addition, if the Merger does not qualify for tax-free treatment, the exchange by the holders of Legacy CCE stock in the Merger would be a taxable exchange, and each holder of our stock that participates in the Merger would recognize capital gain or loss equal to the difference between (1) the sum of the fair market value of the shares of our stock and cash received, and (2) the holder's tax basis in Legacy CCE stock surrendered in the exchange.

Under the Tax Sharing Agreement, we have indemnified TCCC and its affiliates with respect to any taxes, penalties, and interest resulting from the failure of the transactions to qualify for tax-free treatment described under Section 355 of the Code, except for (1) any taxes and losses due to the inaccuracy of certain representations or failure to comply with certain covenants by TCCC (also applicable to actions or failures to act by Legacy CCE and its subsidiaries following the completion of the Merger), and (2) 50 percent of certain taxes and losses not due to the failure to comply with any obligation by any party to the Tax Sharing Agreement. We have not indemnified any individual shareowner for any taxes that may be incurred by such shareowner in connection with the Merger.

The Merger and the Internal Spin-Off may be taxable to Legacy CCE if there is an acquisition of 50 percent or more of the outstanding common stock of us or Legacy CCE and may result in indemnification obligations from us to TCCC.

Even if the Merger and the Internal Spin-Off otherwise qualify for tax-free treatment under Section 355 of the Code, they would result in a significant U.S. federal income tax liability to Legacy CCE (but not holders of Legacy CCE stock) under Section 355(e) of the Code if one or more persons acquire a 50 percent or greater interest (measured by vote or value) in the stock of us or Legacy CCE as part of a plan or series of related transactions that includes the Merger. Current tax law generally creates a presumption that any acquisition of the stock of us or Legacy CCE within two years before or after the Merger is part of a plan that includes the Merger, although the parties may be able to challenge that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex and based on the individual facts and circumstances of a particular case. Notwithstanding the opinions of counsel or the rulings that have been obtained in connection with the private letter ruling, Legacy CCE or CCE could undergo a prohibited change in ownership resulting in substantial tax liabilities to Legacy CCE, which could have a material adverse effect on us and, as a result, the value of our shares.

If the Merger is determined to be taxable under Section 355(e) of the Code, Legacy CCE would recognize a gain equal to the excess of the fair market value of our stock held by it immediately before the Merger over its tax basis in such shares. If this occurred, we could be required under the Tax Sharing Agreement to indemnify TCCC and its affiliates for any resulting taxes, unless such tax liability resulted from a breach by TCCC or Legacy CCE of their covenants or obligations under the Tax Sharing Agreement.

The tax-free distribution by Legacy CCE could result in potentially significant limitations on our ability to pursue strategic transactions, equity or available debt financing, or other transactions that might otherwise maximize the value of our business and could potentially result in significant tax-related liabilities to us.

In the Tax Sharing Agreement, we agreed (1) to effect the Merger and separation from Legacy CCE in a manner consistent with the private letter ruling, tax opinions, and related representations and covenants; (2) to comply with the representations made in connection with the private letter ruling and tax opinions; and (3) not to take any action, or fail to take any action, which action or failure would be inconsistent with the private letter ruling, opinions, or related representations and covenants. In addition, except in the circumstances set forth in the next sentence, we have agreed that, for a period of two years after the Merger, we will not take certain actions, including:

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

We are generally required to indemnify TCCC, Legacy CCE, and their affiliates for any losses resulting from a failure to comply with our obligations under the Tax Sharing Agreement. As a result, we may be limited in our ability to pursue strategic transactions, equity or available debt financing, or other transactions that might otherwise maximize the value of our business. Also, our potential indemnity obligation under the Tax Sharing Agreement may discourage, delay, or prevent a change of control transaction for some period of time following the Merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our corporate offices, European business unit headquarters offices, our production facilities, and our sales and distribution centers.

The following summarizes our facilities as of December 31, 2011:

•	17 beverage production facilities, all of which were combination production and distribution facilities (16 owned, 1 leased); and

•	51 principal distribution facilities (10 owned, 41 leased).
Our principal properties cover approximately 10 million square feet in the aggregate. We believe that our facilities are adequately utilized and sufficient to meet our present operating needs.

At December 31, 2011, we operated approximately 5,500 vehicles of all types, a majority of which are leased. We also owned approximately 600,000 coolers, beverage dispensers, and vending machines.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listed and Traded: New York Stock Exchange (NYSE) (Principal)
                     NYSE Euronext Paris (Secondary)

Common shareowners of record as of January 27, 2012: 14,171

STOCK PRICES

2011	High	Low
Fourth Quarter	$27.49	$23.03
Third Quarter	29.99	23.97
Second Quarter	29.83	27.26
First Quarter	27.76	23.63

2010	High	Low
Fourth Quarter(A)	$26.12	$21.66
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a
___________________________

(A)
Immediately following the Merger, 339,064,025 shares of our common stock, par value $0.01 per share, were issued and outstanding. Our stock began trading on the New York Stock Exchange (NYSE) on October 4, 2010, and is listed under the symbol “CCE.” Beginning in the second quarter of 2011, we also maintain a listing of our shares in France, traded on the NYSE Euronext Paris.

DIVIDENDS

Our dividends are declared at the discretion of our Board of Directors. In April 2011, our Board of Directors approved an increase in our quarterly dividend from $0.12 per share to $0.13 per share beginning in the second quarter of 2011. In February 2012, our Board of Directors approved a 23 percent increase in our quarterly dividend from $0.13 per share to $0.16 per share, beginning in the first quarter of 2012.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises, Inc.	Peer Group	S&P 500 Comp-LTD
10/04/2010(A)	100.00	100.00	100.00
12/31/2010	116.99	105.88	108.18
12/31/2011	119.98	113.23	113.50
___________________________

(A)
Immediately following the Merger, 339,064,025 shares of our common stock, par value $0.01 per share, were issued and outstanding. Our stock began trading on the New York Stock Exchange (NYSE) on October 4, 2010, and is listed under the symbol “CCE.” Beginning in the second quarter of 2011, we also maintain a listing of our shares in France, traded on the NYSE Euronext Paris.

The graph shows the cumulative total return to our shareowners beginning as of October 4, 2010, the day our shares began trading on the New York Stock Exchange, and through December 31, 2010 and for the year ended December 31, 2011, in comparison to the cumulative returns of the S&P Composite 500 Index and to an index of peer group companies we selected. The peer group consists of TCCC, PepsiCo, Inc., Coca-Cola Hellenic, Dr Pepper Snapple Group, and Britvic plc. The graph assumes $100 invested on October 4, 2010 in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

SHARE REPURCHASES

The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the fourth quarter of 2011 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
October 1, 2011 through October 28, 2011	2.6	$25.07	2.6	$1,134.0
October 29, 2011 through November 25, 2011	2.4	25.96	2.3	1,074.0
November 26, 2011 through December 31, 2011	2.9	25.77	2.9	1,000.0
Total	7.9	25.60	7.8	1,000.0
___________________________

(A)
During the fourth quarter of 2011, 0.1 million of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted share units or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. These repurchases will be in addition to those authorized under the October 2010 resolution and are subject to the cumulative 65 million share repurchase limit. Unless terminated by resolution of our Board of Directors, the program expires when we have repurchased all shares authorized under the program. We can repurchase shares in the open market and in privately negotiated transactions, subject to economic and market conditions, stock price, applicable legal and tax requirements, and other factors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements in this report.

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

	For the Years Ended December 31,
(in millions, except per share data)	2011(A)	2010(B)	2009(C)	2008(D)	2007(E)
OPERATIONS SUMMARY
Net operating revenues	$8,284	$6,714	$6,517	$6,619	$6,246
Cost of sales	5,254	4,234	4,113	4,269	3,987
Gross profit	3,030	2,480	2,404	2,350	2,259
Selling, delivery, and administrative expenses	1,997	1,670	1,599	1,598	1,545
Operating income	1,033	810	805	752	714
Interest expense, net	85	63	83	119	147
Other nonoperating (expense) income, net	(3)	(1)	5	(4)	1
Income before income taxes	945	746	727	629	568
Income tax expense	196	122	151	115	44
Net income	$749	$624	$576	$514	$524
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic(F)	319	339	339	339	339
Diluted(G)	327	340	n/a	n/a	n/a
PER SHARE DATA
Basic earnings per common share	$2.35	$1.84	$1.70	$1.52	$1.55
Diluted earnings per common share	2.29	1.83	n/a	n/a	n/a
Dividends declared per common share	0.51	0.12	n/a	n/a	n/a
Closing stock price	25.78	25.03	n/a	n/a	n/a
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$2,230	$2,220	$1,883	$1,785	$2,083
Franchise license intangible assets, net	3,771	3,828	3,487	3,230	4,075
Total assets	9,094	8,596	7,972	7,071	8,312
Total debt	3,012	2,286	1,870	2,078	2,756
Total equity	2,899	3,143	3,179	2,426	2,547

The bottling operations in Norway and Sweden were acquired from TCCC on October 2, 2010. This acquisition was included in our Consolidated Financial Statements beginning in the fourth quarter of 2010. Additionally, the following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability; amounts prior to the Merger include only items related to Legacy CCE’s Europe operating segment).

(A)
Our 2011 net income included the following items of significance: (1) charges totaling $19 million related to restructuring activities; (2) net mark-to-market losses totaling $3 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; (3) charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and (4) a deferred tax benefit of $53 million due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012.

(B)
Our 2010 net income included the following items of significance: (1) charges totaling $14 million related to restructuring activities; (2) net mark-to-market losses totaling $8 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (3) transaction-related costs totaling $8 million; and (4) a deferred tax benefit of $25 million due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 1 percentage point effective April 1, 2011.

(C)
Our 2009 net income included the following items of significance: (1) charges totaling $29 million related to restructuring activities; (2) net mark-to-market gains totaling $10 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and (3) a net tax expense totaling $9 million primarily due to a tax law change in France.

(D)	Our 2008 net income included charges totaling $28 million related to restructuring activities.

(E)
Our 2007 net income included the following items of significance: (1) charges totaling $15 million related to restructuring activities; and (2) a deferred tax benefit of $67 million due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 2 percentage points effective April 1, 2008.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements contained in this report.

Overview

Organization and Basis of Presentation

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a merger (the Merger) with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity which was renamed Coca-Cola Enterprises, Inc. ("CCE," "we," "our," or "us") at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of the Notes to Consolidated Financial Statements.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a net purchase price adjustment of $50 million related to working capital and EBITDA (as defined by the Norway-Sweden SPA). All amounts outstanding under the Norway-Sweden SPA were settled and paid during 2011. For additional information about the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements.
Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE at the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. All significant intercompany accounts and transactions between the legal entities that comprise CCE were eliminated.
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
Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There was one less selling day in 2011 versus 2010 and there were the same number of selling days in 2010 versus 2009 (based upon a standard five-day selling week).
Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $48 million, $45 million, and $52 million during 2011, 2010, and 2009, respectively. To provide comparability, we have recast our 2010 and 2009 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. For additional information about this segment measurement change, refer to Note 14 of the Notes to Consolidated Financial Statements.

Business
We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors, including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, and weather patterns.

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

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements.

Executive Overview

Our primary mission is to create sustained, value-building growth that drives shareowner value. To achieve this goal, we have set forth specific long-term objectives related to our financial performance.

These long-term objectives include the consistent delivery of:

•	Four to six percent annual revenue growth;

•	Six to eight percent operating income growth;

•	High-single digit annual diluted earnings per common share growth; and

•	Annual return on invested capital (ROIC) growth of at least 20 basis points.

During 2011, we achieved continued growth at or above our long-term objectives despite the challenges created by ongoing global macroeconomic weakness and economic uncertainty throughout our territories. In our first full year of operation as an exclusively western European bottler, we achieved 2011 results that demonstrate the sustained vitality of the markets in which we operate, the capability of our operating strategies, and our commitment to our primary goal of driving shareowner value. The following highlights our significant achievements in 2011:

•	The sixth consecutive year of volume and profit growth in our Legacy CCE territories;

•	Operating income growth of 17 percent on a comparable basis (for items impacting comparability, refer to the Financial Results discussion within this MD&A);

•	Rated the leading consumer goods company in each of our four Legacy CCE territories by an independent survey of our customers, a first in our history;

•	New product launches and packaging innovations such as the contour bottles for 1 1/2 and 2 liter PET (plastic) in France, POWERade Energy in Great Britain, and Monster in Sweden;

•	The repurchase of $800 million in shares under our share repurchase program; and

•	An increase in our quarterly dividends from $0.12 per share to $0.13 per share.

Strategic Priorities

Our success in 2011 and the key to driving shareowner value in the future is maintaining focus on our vision to be the best beverage sales and customer service company. At the core of our success is our Global Operating Framework that has created a clear, concise operating focus in our organization. This framework maximizes the benefits of three key strengths that distinguish us as a world-class, industry-leading organization prepared to consistently create value for the long term: outstanding brands, a clear, consistent operating focus that we term "the CCE way," and a talented, skilled work force committed to winning in the marketplace each day. To continue our progression toward our vision, we have set specific goals for 2012 to help facilitate the successful achievement of results that meet or exceed our long-term objectives.

One such goal for 2012 is to fully utilize our solid operating and marketing plans that are centered on key significant events,

including the London Olympics and the European soccer championships (Euro 2012). The Olympics are the centerpiece of our marketing plans for 2012, with supporting programs like the Olympic Torch relay early in the year and ongoing Olympic-related activity leading up to the Olympic Games and beyond. We are building on marketplace efforts that began in 2011 to support the Olympics, with excellent customer and consumer response. We also will leverage our partnership with Euro 2012 throughout our territories. These types of international events create significant opportunities to engage with consumers, and, to date, our customers have been very responsive to these efforts.

The London Olympics and Euro 2012 marketing activities supplement our long-standing programs that include music promotions and Coke with Food execution. Coke with Food is an ongoing effort which helps expand the overall footprint of our brands. These programs create a solid platform from which to engage consumers and continue to build our relationship with our customers.

During 2012, we also plan to focus on further strengthening our brand portfolio. We will continue to find ways to improve our position in each beverage category in which we compete by growing the value of our existing brands, while at the same time strategically enhancing our brand portfolio. Our core Red, Black, and Silver Coca-Cola trademark brands will continue to be the major driver of volume growth in 2012. We will work with The Coca-Cola Company to support a heightened focus on light core brands, including Diet Coke/Coca-Cola light and Coca-Cola Zero. Additional volume performance will be derived from a balance of growth in energy, stills, and other sparkling flavor brands as we continue to build our portfolio in all territories.

We plan to continue working to improve our category-leading customer service to make further progress towards becoming our customers' most valued supplier. A key element to ensuring customer satisfaction is to make certain that consumers are able to find the right products and packages in the right channels. We will introduce new packaging options next year that we believe will result in additional revenue opportunities by creating new price points and meeting expanding consumer needs.

We will strive to improve our service even further and continuously enhance our customer value creation model. In fact, we believe execution of our strategies will strengthen our supply chain, provide additional consumer insights, drive increasing effectiveness, and, ultimately, enhance day-to-day execution and customer service.

In 2012 we are also also initiating a project in Norway to restructure and optimize certain aspects of our operations. This project includes migrating our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to gain further market share in Norway by improving our competitive position through increased packaging flexibility, improved variety and convenience for customers and consumers, and enhanced operational efficiency. This initiative will require approximately $60 million in capital investments and $50 million in nonrecurring restructuring charges.

All of our efforts are designed to enable us to reach our most important goal: creating enhanced value for our shareowners. We continue to see excellent opportunities ahead for growth and value creation. We operate in historically stable territories with strong appetites for consumer goods, despite the ongoing economic challenges of today. We believe we have the right operating strategies in place to seize opportunities and meet the demands of changing marketplace conditions.

Our Sustainability Plan

A fundamental part of reaching our long-term objectives is our commitment to corporate responsibility and sustainability (CRS). We have embedded CRS in our business strategy as a key pillar of our operating framework, and we continue to invest across our territories to integrate our CRS principles into every part of our business. For example, during 2011 we earned the best-ever Carbon Trust Standard score for our energy reduction work, created a new venture in Great Britain to increase the availability and use of recycled PET (plastic), and successfully launched the PlantBottle in several of our territories. We face rising expectations to be a sustainable company from our customers, our consumers, and the communities where we operate.

We take this responsibility seriously, and our goal is to be the CRS leader within our industry. We want to meet and exceed these expectations, and, in 2011, we published a new Sustainability Plan: “Deliver for Today, Inspire for Tomorrow.” Guided by our key stakeholders, this plan sets out commitments in seven focus areas, including energy and climate change, sustainable packaging and recycling, water stewardship, product portfolio, active healthy living, community, and workplace. The commitments are supported by 37 targets which we aim to achieve by the year 2020. We will publish progress against this plan in an annual Corporate Responsibility and Sustainability report and on our corporate website, www.cokecce.com.

Financial Results

Our net income in 2011 was $749 million, or $2.29 per diluted common share, compared to net income of $624 million, or $1.83 per diluted common share, in 2010. In addition to the items noted previously regarding the preparation of our Consolidated Financial Statements prior to the Merger, the following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability; amounts prior to the Merger include only items related to Legacy CCE’s Europe operating segment):

2011

•	Charges totaling $19 million related to restructuring activities;

•	Net mark-to-market losses totaling $3 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period;

•	Charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and

•
A deferred tax benefit of $53 million due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012.

2010

•	Charges totaling $14 million related to restructuring activities;

•	Net mark-to-market losses totaling $8 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period;

•	Transaction-related costs totaling $8 million; and

•	A deferred tax benefit of $25 million due to the enactment of a United Kingdom corporate income tax rate reduction of 1 percentage point effective April 1, 2011.
Financial Summary

Our financial performance during 2011 was impacted by and reflects the following significant factors:

•	Revenue growth driven by strong volume and successful marketplace execution;

•	Volume growth for both our sparkling and still beverage portfolios, including strong performance of our Coca-Cola trademark brands;

•	A higher cost of sales environment partially mitigated by the benefit of supplier agreements and hedging instruments which provided us with favorable prices for a portion of our commodity purchases;

•	Benefits from our ongoing operating expense control efforts;

•	Favorable currency exchange rate changes that increased operating income by approximately 8.0 percent; and

•	An increase in our underlying effective tax rate due to the U.S. tax impact associated with repatriating to the U.S. a portion of our 2011 non-U.S. earnings in 2011.
Revenue

During 2011, successful marketplace execution allowed us to deliver volume growth of 3.5 percent despite the impact of ongoing macroeconomic and marketplace challenges. This volume performance was driven by the continued success of our Coca-Cola trademark products, as well as volume growth in our still beverage portfolio. Our volume also benefited from increased sales of energy brands, such as Monster, Relentless, and POWERade Energy. Our price per case grew 2.0 percent during 2011, reflecting solid marketplace execution and moderate rate increases, partially offset by the impact of package mix shifts into lower-priced cans.

During 2012, we will continue to focus on strong execution and further developing our brand and package portfolio. We expect our volume results in 2012 to benefit from the marketing initiatives surrounding the 2012 London Olympics and the Euro 2012 soccer tournament. We also expect our volume in 2012 to benefit from further growth in our Coca-Cola trademark brands, including a heightened focus on light core brands such as Diet Coke/Coca-Cola light and Coca-Cola Zero. Additionally, we expect strong performance in our energy, stills, and other sparkling flavor brand categories in 2012.

During 2012, we expect our net operating revenues and price per case to increase as a result of the recently increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) in France, since we expect substantially all of the additional cost to be borne by our customers in the form of higher prices. This is likely to result in a significant increase in retail prices for beverage products impacted by the tax.

Cost of Sales

Our 2011 bottle and can ingredient and packaging costs per case increased 3.0 percent. This increase reflects the higher cost of sales environment, partially mitigated by the benefit of supplier agreements and hedging instruments which provided us with favorable prices for a portion of our commodity purchases. We expect the cost environment to remain challenging in 2012; however, we will work to continue to limit our exposure to significant volatility in commodity costs through our supplier agreements and other hedging strategies.

In December 2011, France's Constitutional Council approved an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equates to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter. This tax, which was effective as of January 1, 2012, was part of a broader austerity package aimed at raising funds for the French government. The additional tax applies to virtually all of the beverage products we sell in France and is expected to increase our consolidated cost of sales in 2012 by approximately 4.0 percent.

Operating Expenses

Our operating expenses increased 19.5 percent from 2010 to 2011. This increase was primarily driven by (1) incremental expenses related to the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 and (2) unfavorable currency exchange rate changes. These increases were offset partially by a reduction in Corporate expenses due, in part, to the allocation of Merger-related transactions costs in 2010, and the benefit of ongoing operating expense control initiatives throughout our organization.

During 2011, we remained focused on reducing controllable operating expenses through initiatives such as ownership cost management (OCM) and improved effectiveness and efficiency. We will continue to build on the principles of OCM, and expect these, and other initiatives, to allow us to continue to limit the growth of our underlying operating expenses during 2012.

Operations Review

The following table summarizes our Consolidated Statements of Operations as a percentage of net operating revenues for the periods presented:

	2011	2010	2009
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	63.4	63.1	63.1
Gross profit	36.6	36.9	36.9
Selling, delivery, and administrative expenses	24.1	24.9	24.5
Operating income	12.5	12.0	12.4
Interest expense, net	1.1	0.9	1.3
Other nonoperating (expense) income, net	—	—	0.1
Income before income taxes	11.4	11.1	11.2
Income tax expense	2.4	1.8	2.3
Net income	9.0%	9.3%	8.9%

The following table summarizes our operating income by segment for the periods presented, as adjusted to reflect our segment measurement change (in millions; percentages rounded to the nearest 0.5 percent):

	2011		2010(A)		2009(A)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$1,195	115.5%	$994	122.5%	$911	113.0%
Corporate	(162)	(15.5)	(184)	(22.5)	(106)	(13.0)
Consolidated	$1,033	100.0%	$810	100.0%	$805	100.0%
 ___________________________

(A)
Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $48 million, $45 million, and $52 million during 2011, 2010, and 2009, respectively. To provide comparability, we have recast our 2010 and 2009 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. For additional information about this segment measurement change, refer to Note 14 of the Notes to Consolidated Financial Statements.

2011 Versus 2010

During 2011, our operating income increased $223 million, or 27.5 percent, to $1.0 billion from $810 million in 2010. The following table summarizes the significant components of the change in our 2011 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$158	19.5%
Impact of bottle and can cost-mix on gross profit	(145)	(18.0)
Impact of bottle and can volume on gross profit	86	10.5
Impact of bottle and can selling day shift on gross profit	(7)	(1.0)
Impact of post-mix, non-trade, and other on gross profit	8	1.0
Impact of acquired bottlers in Norway and Sweden	69	8.5
Other selling, delivery, and administrative expenses	(170)	(21.0)
Net impact of allocated expenses from Legacy CCE	160	20.0
Net mark-to-market gains related to non-designated commodity hedges	5	0.5
Net impact of restructuring charges(A)	(14)	(1.5)
Impact of Tax Sharing Agreement indemnification changes	(5)	(0.5)
Net impact of transaction-related costs	8	1.0
Currency exchange rate changes	68	8.0
Other changes	2	0.5
Change in operating income	$223	27.5%
___________________________

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

2010 Versus 2009

During 2010, our operating income increased $5 million, or 0.5 percent, to $810 million from $805 million in 2009. The following table summarizes the significant components of the change in our 2010 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$42	5.0%
Impact of bottle and can cost-mix on gross profit	(18)	(2.0)
Impact of bottle and can volume on gross profit	94	11.5
Impact of post-mix, non-trade, and other on gross profit	(3)	(0.5)
Impact of acquired bottlers in Norway and Sweden	6	0.5
Other selling, delivery, and administrative expenses	(52)	(6.5)
Net impact of allocated expenses from Legacy CCE	8	1.0
Net mark-to-market losses related to non-designated commodity hedges	(18)	(2.0)
Net impact of restructuring charges(A)	2	0.5
Net impact of transaction-related costs	(8)	(1.0)
Currency exchange rate changes	(49)	(6.0)
Other changes	1	—
Change in operating income	$5	0.5%
___________________________

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

Net Operating Revenues

2011 Versus 2010

Net operating revenues increased 23.5 percent in 2011 to $8.3 billion from $6.7 billion in 2010. This change includes an 11.0 percent increase due to incremental revenues from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway's excise taxes recorded on a gross basis), and a 6.5 percent increase due to favorable currency exchange rate changes. Our revenues reflect the benefit of 3.5 percent volume growth and pricing per case growth of 2.0 percent. The continued success of our Coca-Cola trademark products, along with successful marketplace execution and growth in our energy brands and water portfolio, were the primary drivers of our 2011 volume performance.

Net operating revenues per case increased 12.5 percent in 2011 versus 2010. The following table summarizes the significant components of the change in our 2011 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in net operating revenues per case:
Bottle and can net price per case	2.0%
Impact of acquired bottlers in Norway and Sweden	4.0
Bottle and can currency exchange rate changes	6.0
Post-mix, non-trade, and other	0.5
Change in net operating revenues per case	12.5%

Our bottle and can sales accounted for approximately 93 percent of our total net operating revenues during 2011. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During 2011, our bottle and can net price per case reflects successful marketplace execution and moderate rate increases, partially offset by the impact of package mix shifts into lower-priced cans.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. The costs of all these various programs, included as a reduction in net operating revenues, totaled $1.0 billion and $0.9 billion in 2011 and 2010, respectively. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $21 million and $1 million in 2011 and 2010, respectively.

In addition to our normal pricing activities, we expect our net operating revenues and price per case to increase during 2012 as a result of the recently increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) in France, since we expect substantially all of the additional cost to be borne by our customers in the form of higher prices. This is likely to result in a significant increase in retail prices for beverage products impacted by the tax.

2010 Versus 2009

Net operating revenues increased 3.0 percent in 2010 to $6.7 billion from $6.5 billion in 2009. This change included a 3.5 percent increase due to incremental revenues from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010, offset by a 4.5 percent reduction due to currency exchange rate changes. Our revenues reflected the benefit of strong volume growth of 4.0 percent and pricing per case growth of 1.0 percent (both on a constant territory basis). Solid marketplace execution and the continued success of our Red, Black, and Silver Coca-Cola trademark brand initiative were the primary drivers of our 2010 volume performance. Our volume also benefited from the addition of several products during 2010, including Capri-Sun products in Belgium and the Netherlands, and Ocean Spray products in France.
Net operating revenues per case decreased 3.0 percent in 2010 versus 2009. The following table summarizes the significant components of the change in our 2010 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in net operating revenues per case:
Bottle and can net price per case	1.0%
Impact of acquired bottlers in Norway and Sweden	1.5
Bottle and can currency exchange rate changes	(4.0)
Post-mix, non-trade, and other	(1.5)
Change in net operating revenues per case	(3.0)%

During 2010, our bottle and can net price per case growth was impacted by package mix shifts into lower-priced cans and planned promotional activity, particularly in Great Britain and France.

The costs of various customer programs and arrangements designed to increase the sale of our products by these customers totaled $0.9 billion and $0.8 billion in 2010 and 2009, respectively. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $1 million and $12 million in 2010 and 2009, respectively.

Volume

2011 Versus 2010

The following table summarizes the change in our 2011 bottle and can volume versus 2010, as adjusted to reflect the impact of one less selling day in 2011 versus 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

Change in volume	3.0%
Impact of selling day shift(A)	0.5
Change in volume, adjusted for selling day shift	3.5%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

Brands

The following table summarizes our 2011 bottle and can volume by major brand category, as adjusted to reflect the impact of one less selling day in 2011 versus 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

	Change	2011 Percent of Total	2010 Percent of Total
Coca-Cola trademark	3.5%	68.5%	68.5%
Sparkling flavors and energy	4.0	18.0	18.0
Juices, isotonics, and other	3.0	10.5	10.5
Water	3.0	3.0	3.0
Total	3.5%	100.0%	100.0%

We achieved volume growth of 3.5 percent during 2011. Our volume performance reflects growth in both sparkling and still beverages, which grew 3.5 percent and 3.0 percent, respectively. The continued success of our Coca-Cola trademark products, along with successful marketplace execution and growth in our energy brands and water portfolio, were the primary drivers of our 2011 volume performance. Our volume also benefited from increased sales of other sparkling flavors such as Dr Pepper and Sprite, as well as increased sales of our energy drinks, including Monster, Relentless, and POWERade Energy. In 2012, we will continue to focus on our Coca-Cola trademark brands, with promotions built around the 2012 London Olympics and the Euro 2012 soccer tournament. We will also continue to increase our packaging options in order to create additional price points and meet expanding customer needs, such as the introduction of the 375 ML PET (plastic) bottle for immediate consumption. In addition, we plan to increase support of our light core brands, including Diet Coke/Coca-Cola light and Coca-Cola Zero.

During 2011, our Coca-Cola trademark products volume increased 3.5 percent. This increase was driven by volume gains of 3.0 percent for Coca-Cola and 16.5 percent for Coca-Cola Zero, offset by a 1.5 percent decline in Diet Coke/Coca-Cola light. Our sparkling flavors and energy volume increased 4.0 percent during 2011, reflecting higher sales of Dr Pepper and Schweppes products, as well as a greater than 40.0 percent volume increase in our energy brands, including Monster, Relentless, and POWERade Energy. Juices, isotonics, and other volume increased 3.0 percent, reflecting a significant increase in sales of Capri-Sun products, which were introduced in Belgium and the Netherlands in early 2010. The increase was also driven by significant volume gains for Ocean Spray, glacéau vitaminwater, POWERade, and Nestea products, partially offset by declines in Minute Maid and Oasis brands. Sales volume of our water brands increased 3.0 percent in 2011, reflecting increased sales of Schweppes Abbey Well and Chaudfontaine mineral water.

Both continental Europe and Great Britain experienced volume growth during 2011, with sales volume increasing 4.5 percent and 2.5 percent, respectively. Continental Europe’s performance reflects a 4.0 percent increase in the sales of Coca-Cola trademark products and a 5.0 percent increase in other sparkling flavors and energy drinks such as Sprite, Dr Pepper, and Monster. Additionally, continental Europe experienced an 11.0 percent increase in the sale of juices, isotonics, and other products, driven by increased sales of Capri-Sun, Ocean Spray, and POWERade brands. In Great Britain, our volume performance was driven by a 2.5 percent increase in the sale of Coca-Cola trademark products and a 5.0 percent increase in other sparkling flavors and energy, offset partially by a decline in juices, isotonics, and other of 3.0 percent as a result of declined sales of Capri-Sun and Oasis. Great Britain's water portfolio also experienced a volume decline of 1.5 percent, primarily as a result of the discontinuation of Malvern water, offset partially by increased sales of Schweppes Abbey Well.

Consumption

The following table summarizes the 2011 change in volume by consumption type, as adjusted to reflect the impact of one less selling day in 2011 versus 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

	Change	2011 Percent of Total	2010 Percent of Total
Multi-serve(A)	4.0%	57.5%	57.0%
Single-serve(B)	2.5	42.5	43.0
Total	3.5%	100.0%	100.0%
___________________________

(A)
Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are intended for consumption in the future.

(B)
Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and intended for consumption shortly after purchase.

Packages

Our products are available in a variety of package types and sizes (single-serve and multi-serve) including, but not limited to, aluminum and steel cans, glass, aluminum and PET (plastic) bottles, pouches, and bag-in-box for fountain use. The following table summarizes our volume results by major package category during 2011, as adjusted to reflect the impact of one less selling day in 2011 versus 2010 and the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

	Change	2011 Percent of Total	2010 Percent of Total
PET (plastic)	1.5%	45.0%	45.5%
Cans	6.0	40.0	39.0
Glass and other	3.5	15.0	15.5
Total	3.5%	100.0%	100.0%

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

Brands

The following table summarizes our 2010 bottle and can volume by major brand category (on a constant territory basis; selling days were the same in 2010 and 2009; rounded to the nearest 0.5 percent):

	Change	2010 Percent of Total	2009 Percent of Total
Coca-Cola trademark	3.0%	69.0%	69.5%
Sparkling flavors and energy	3.0	17.5	18.0
Juices, isotonics, and other	14.0	10.5	9.5
Water	—	3.0	3.0
Total	4.0%	100.0%	100.0%

On a constant territory basis, we achieved volume growth of 4.0 percent during 2010. Our volume performance reflected growth in both sparkling beverages and still beverages, which grew 3.0 percent and 10.5 percent, respectively. Solid marketplace execution and the continued success of our Red, Black, and Silver Coca-Cola trademark brand initiative were the primary drivers of our 2010 volume performance. Our volume also benefited from the expanded distribution of Capri-Sun products in Belgium and the Netherlands, and Ocean Spray products in France.

Our Coca-Cola trademark products volume increased 3.0 percent during 2010. This increase was driven by volume gains for each of our Red, Black, and Silver Coca-Cola trademark brands, Coca-Cola, Coca-Cola Zero, and Diet Coke/Coca-Cola light. Our sparkling flavors and energy volume increased 3.0 percent during 2010, reflecting higher sales of Sprite, Dr Pepper, Fanta, and Schweppes products. Our energy drink category benefited from the first full year of our distribution of Monster Energy drinks across all of our Legacy CCE European territories in 2010. Juices, isotonics, and other volume increased 14.0 percent. This performance reflected a significant increase in sales of Capri-Sun products, which were introduced in Belgium and the Netherlands in early 2010. The increase was also driven by significant volume gains for glacéau vitaminwater, POWERade, and Nestea products, offset partially by a decline in sales of Fanta, Minute Maid, and Oasis products. Sales volume of our water brands remained flat in 2010, reflecting increased sales of Chaudfontaine mineral water, offset by lower sales of Schweppes Abbey Well versus strong introductory volume in 2009.

Both continental Europe and Great Britain experienced volume growth during 2010, with sales volume increasing 6.0 percent and 1.5 percent, respectively. Continental Europe’s performance reflected a 4.0 percent increase in sales volume for Coca-Cola trademark products, and a 34.0 percent increase in the sale of juices, isotonics, and other products. This increase was driven by increased sales of glacéau vitaminwater, POWERade, and Nestea products, and the introduction of Capri-Sun products in Belgium and the Netherlands in early 2010. In Great Britain, our volume performance in 2010 was driven by a 1.5 percent increase in the sale of Coca-Cola trademark products. Great Britain’s growth also reflected a 2.0 percent increase in the sale of both sparkling flavors and energy products, and a 2.0 percent increase in the sale of juices, isotonics, and other products.

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

Packages

The following table summarizes our volume results by major package category during 2010 (on a constant territory basis; selling days were the same in 2010 and 2009; rounded to the nearest 0.5 percent):

	Change	2010 Percent of Total	2009 Percent of Total
PET (plastic)	1.0%	44.0%	45.0%
Cans	6.0	40.0	39.5
Glass and other	9.0	16.0	15.5
Total	4.0%	100.0%	100.0%

Cost of Sales

2011 Versus 2010

Cost of sales increased 24.0 percent in 2011 to $5.3 billion. This change includes an 11.0 percent increase due to incremental costs from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway's excise taxes recorded on a gross basis), and a 6.5 percent decrease due to currency exchange rate changes. Cost of sales per case increased 13.0 percent in 2011 versus 2010. The following table summarizes the significant components of the change in our 2011 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	3.0%
Impact of acquired bottlers in Norway and Sweden	4.0
Bottle and can currency exchange rate changes	6.0
Change in cost of sales per case	13.0%
The increase in bottle and can ingredient and packaging costs reflects an increase in the current cost environment for certain of our raw materials, partially mitigated by the benefit of supplier agreements and hedging instruments, which provided us with favorable prices for a portion of our commodity purchases. We expect the cost environment to remain challenging in 2012; however, we will continue to manage our exposure to significant volatility in commodity costs through the use of supplier agreements and hedging instruments. Additionally, we expect our 2012 cost of sales per case to increase as a result of the recently increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) in France that became effective on January 1, 2012.

2010 Versus 2009

Cost of sales increased 3.0 percent in 2010 to $4.2 billion. This change included a 3.5 percent increase due to incremental costs from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010, offset by a 4.5 percent reduction due to currency exchange rate changes. Cost of sales per case decreased 3.5 percent in 2010 versus 2009. The following table summarizes the significant components of the change in our 2010 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	0.5%
Impact of acquired bottlers in Norway and Sweden	1.5
Bottle and can currency exchange rate changes	(4.5)
Costs related to post-mix, non-trade, and other	(1.0)
Change in cost of sales per case	(3.5)%

Selling, Delivery, and Administrative Expenses

2011 Versus 2010

Selling, delivery, and administrative (SD&A) expenses increased 19.5 percent to $2.0 billion in 2011 from $1.7 billion in 2010. This change includes a 13.0 percent increase due to incremental expenses from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010, and a 5.5 percent increase due to currency exchange rate changes. The following table summarizes the significant components of the change in our 2011 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$152	9.0%
Selling and marketing expenses	14	1.0
Delivery and merchandising expenses	(8)	(0.5)
Warehousing expenses	6	0.5
Depreciation and amortization	4	—
Impact of acquired bottlers in Norway and Sweden	215	13.0
Net impact of allocated expenses from Legacy CCE	(160)	(9.5)
Net mark-to-market losses related to non-designated commodity hedges	(1)	—
Net impact of restructuring charges(A)	14	1.0
Impact of Tax Sharing Agreement indemnification changes	5	—
Net impact of transaction-related costs	(8)	(0.5)
Currency exchange rate changes	92	5.5
Other changes	2	—
Change in SD&A expenses	$327	19.5%
___________________________

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

SD&A expenses as a percentage of net operating revenues were 24.1 percent and 24.9 percent in 2011 and 2010, respectively. Our SD&A expenses in 2011 reflect the impact of (1) additional expenses totaling $215 million related to the acquired bottlers in Norway and Sweden, and (2) unfavorable currency exchange rate changes totaling $92 million. These increases were offset partially by a reduction in corporate expenses due, in part, to the allocation of Merger-related transaction costs in 2010, and the benefit of ongoing operating expense control initiatives throughout our organization.

2010 Versus 2009

SD&A expenses increased 4.5 percent to $1.7 billion in 2010 from $1.6 billion in 2009. This change included a 4.5 percent increase due to incremental expenses from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010, offset by a 3.5 percent reduction due to currency exchange rate changes. The following table summarizes the significant components of the change in our 2010 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$48	3.0%
Delivery and merchandise expenses	11	1.0
Warehousing expenses	6	0.5
Selling and marketing expenses	(7)	(0.5)
Depreciation and amortization	(8)	(0.5)
Impact of acquired bottlers in Norway and Sweden	75	4.5
Net impact of allocated expenses from Legacy CCE	(8)	(0.5)
Net impact of restructuring charges(A)	(2)	—
Transaction-related costs	8	0.5
Currency exchange rate changes	(54)	(3.5)
Other expenses	2	—
Change in SD&A expenses	$71	4.5%
___________________________

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

SD&A expenses as a percentage of net operating revenues were 24.9 percent and 24.5 percent in 2010 and 2009, respectively. Our SD&A expenses in 2010 reflected the impact of (1) additional expenses totaling $75 million related to the acquired bottlers in Norway and Sweden during the fourth quarter of 2010, and (2) a net year-over-year increase in corporate expenses due to the allocation of Merger-related transaction costs in 2010 and the inclusion of our actual corporate expenses on a stand-alone basis beginning in the fourth quarter of 2010 versus an allocation of corporate expenses from Legacy CCE prior to the Merger. These increases were offset by currency exchange rate changes and the ongoing benefit of operating expense control initiatives, which resulted in our underlying operating expenses remaining flat year-over-year.

Interest Expense, Net

Interest expense, net—third party totaled $85 million, $30 million, and $24 million in 2011, 2010, and 2009, respectively. Interest expense, net—Coca-Cola Enterprises Inc. totaled $33 million and $59 million in 2010 and 2009, respectively. The following tables summarize the primary items that impacted our interest expense in 2011, 2010, and 2009 ($ in millions):

Third-party debt

	2011	2010	2009
Average outstanding debt balance	$2,759	$1,187	$866
Weighted average cost of debt	2.9%	2.3%	2.4%
Fixed-rate debt (% of portfolio)	97%	94%	28%
Floating-rate debt (% of portfolio)	3%	6%	72%

Amounts due to Coca-Cola Enterprises Inc.

	2011	2010(A)	2009
Average outstanding debt balance	n/a	$749	$1,283
Weighted average cost of debt	n/a	5.5%	5.3%
Fixed-rate debt (% of portfolio)	n/a	n/a	100%
___________________________

(A)	To facilitate the Merger, all of these loans were settled during the third quarter of 2010.

Other Nonoperating (Expense) Income, Net

Other nonoperating expense, net totaled $3 million and $1 million in 2011 and 2010, respectively. Other nonoperating income, net totaled $5 million in 2009. Our other nonoperating (expense) income, net principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.

Income Tax Expense

In 2011, our effective tax rate was 21.0 percent. This rate includes a deferred tax benefit of $53 million (approximately 6 percentage point decrease in the effective tax rate) due to the enactment of a United Kingdom corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. Our 2011 effective tax rate also reflects the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2011 non-U.S. earnings. We expect our underlying effective tax rate in 2012 to be approximately 26.0 percent to 28.0 percent.

In 2010, our effective tax rate was 16.0 percent. This rate included a deferred tax benefit of $25 million (approximately 4 percentage point decrease in the effective tax rate) due to the enactment of a United Kingdom corporate income tax rate reduction of 1 percent effective April 1, 2011.

In 2009, our effective tax rate was 21.0 percent. This rate included a $9 million (approximately a 1 percentage point increase in the effective tax rate) income tax expense primarily due to a tax law change in France.

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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At December 31, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At December 31, 2011, we had $16 million in debt maturities in the next 12 months. We plan to repay our short-term obligations with operating cash flow and cash on hand.
During 2011, we repurchased $800 million in outstanding shares under our share repurchase program. Since the inception of this program in the fourth quarter of 2010 we have repurchased a cumulative $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. These repurchases will be in addition to those authorized under the October 2010 resolution and are subject to the cumulative 65 million share repurchase limit. We currently expect to purchase at least $500 million in outstanding shares during 2012 under this program. Our share repurchase plan may be adjusted depending on economic, operating, or other factors, including acquisition opportunities. For additional information about our share repurchase program, refer to Note 16 of the Notes to Consolidated Financial Statements.

In December 2011, we repatriated to the U.S. $450 million of our 2011 non-U.S. earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical non-U.S. earnings, including our 2011 non-U.S. earnings that were not repatriated in 2011, will continue to remain permanently reinvested, and, if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our non-U.S. operations, non-U.S. debt, and to fund future acquisitions. During 2012, we currently expect to repatriate a portion of our 2012 non-U.S. earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 non-U.S. earnings and our actual 2012 U.S.-based cash flow needs. As a result of the repatriation of non-U.S. earnings, our 2011 taxes and future taxes will increase relative to our historical taxes. For additional information about repatriation of non-U.S. earnings, refer to Note 10 of the Notes to Consolidated Financial Statements.

At December 31, 2011, $274 million of the cash and cash equivalents recorded on our Consolidated Balance Sheets were held by consolidated entities that are located outside of the U.S. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe that we are at significant risk of default by our counterparties.

During 2011, we made $162 million in dividend payments. In February 2012, our Board of Directors approved a 23 percent increase in our quarterly dividend from $0.13 per share to $0.16 per share, beginning in the first quarter of 2012. As a result, we expect our cash paid for dividends to increase approximately $25 million in 2012 compared to 2011.
Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard & Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s, S&P, and Fitch are stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding third-party notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2011. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2011

During 2011, our primary sources of cash included (1) proceeds of $900 million from the issuances of third-party debt; (2) net cash derived from operating activities of $862 million; and (3) the receipt of $71 million from TCCC for the settlement of items related to the Merger. Our primary uses of cash were (1) the repurchase of $800 million of shares under our share repurchase program; (2) capital asset investments totaling $376 million; (3) dividend payments on common stock of $162 million; (4) net payments on commercial paper of $145 million; and (5) pension benefit plan contributions of $68 million.

2010

During 2010, our primary sources of cash included (1) proceeds of $1.9 billion from the issuances of third-party debt; (2) net cash derived from operating activities of $825 million; and (3) the repayment of outstanding loans from Legacy CCE of $351 million. Our primary uses of cash were (1) the payment of outstanding loans to Legacy CCE of $1 billion; (2) payments to TCCC of $799 million, net of cash acquired, to fund the acquisition of the bottling operations in Norway and Sweden; (3) repayment of outstanding third-party debt of $459 million; (4) capital asset investments totaling $291 million; (5) net cash contributions to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger; (6) pension benefit plan contributions of $116 million; and (7) the repurchase of $200 million of shares under our share repurchase program.

2009

During 2009, our primary sources of cash included (1) net cash derived from operating activities of $827 million; and (2) proceeds of $172 million from the issuances of third-party debt. Our primary uses of cash were (1) net payments of $307 million on amounts due to Legacy CCE; (2) capital asset investments of $250 million; (3) payments on third-party debt of $122 million; (4) pension benefit plan contributions of $87 million; and (5) net payments on commercial paper of $79 million.

Operating Activities

2011 Versus 2010

Our net cash derived from operating activities totaled $862 million in 2011 versus $825 million in 2010. This change reflects improved operating performance during 2011, offset partially by negative year-over-year working capital changes. For additional information about other changes in our assets and liabilities, refer to our Financial Position discussion below.

2010 Versus 2009

Our net cash derived from operating activities totaled $825 million in 2010 versus $827 million in 2009. This change reflects improved operating performance during 2010 offset by increased pension contributions. For additional information about other changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Capital asset investments represent a principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	2011	2010(A)	2009(A)
Supply chain infrastructure	$204	$158	$133
Cold drink equipment	99	92	100
Information technology	36	10	—
Fleet and other	37	31	17
Total capital asset investments	$376	$291	$250
___________________________

(A)	Prior to the Merger, our capital asset investments included only those related to Legacy CCE’s Europe operating segment.
During 2012, we expect our capital expenditures to approximate $400 million to $425 million and to be invested in similar asset categories as those listed in the previous table. This estimate includes capital expenditures related to our Norway business optimization program (refer to Note 18 of the Notes to Consolidated Financial Statements).

During 2011, our investing activities also included the receipt of $22 million from the settlement of net investment hedges during the fourth quarter.

During 2010, we paid TCCC $799 million, net of cash acquired, to fund the acquisition of the bottling operations in Norway and Sweden.

Financing Activities

2011 Versus 2010

Our net cash used in financing activities totaled $129 million in 2011 versus net cash used in financing activities of $144 million in 2010. The following table summarizes our financing activities related to the issuances of and payments on debt for the period presented (in millions):

			2011
Issuances of Debt	Maturity Date	Rate	Amount
$300 million notes	September 2021	4.5%	$300
$100 million notes	February 2014	—(A)	100
$250 million notes	August 2016	2.0%	250
$250 million notes	August 2021	3.3%	250
Total issuances of debt			$900

Payments on Debt	Maturity Date	Rate	Amount
Other payments, net	—	—	$(9)
Total payments on debt, excluding commercial paper			(9)
Net payments on commercial paper			(145)
Total payments on debt			$(154)
 ___________________________

(A)	These notes carry a variable interest rate at three-month USD LIBOR plus 30 basis points. As of December 31, 2011, the rate in effect on these notes was 0.8 percent.
Our financing activities during 2011 also included the repurchase of $800 million of shares under our share repurchase program. We currently expect to purchase at least $500 million in outstanding shares during 2012.

During 2011, we made $162 million in dividend payments. In February 2012, our Board of Directors approved a 23 percent increase in our quarterly dividend from $0.13 per share to $0.16 per share, beginning in the first quarter of 2012. As a result, we expect our cash paid for dividends to increase approximately $25 million in 2012 compared to 2011.
Additionally in 2011, we received approximately $71 million from TCCC related to the settlement of items related to the Merger.
During 2010, our financing activities also included a cash contribution to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger and the repurchase of $200 million of shares under our share repurchase program.

2010 Versus 2009

Our net cash used in financing activities totaled $144 million in 2010 versus $336 million in 2009. The following table summarizes our financing activities related to the issuances of and payments on debt for the year ended December 31, 2010 (in millions):

Issuances of Debt	Maturity Date	Rate	Amount
$475 million notes	September 2015	2.125%	$475
$525 million notes	September 2020	3.50%	525
€350 million notes	September 2017	3.125%	471
$400 million notes	November 2013	1.125%	400
Total issuances of third-party debt, excluding commercial paper			1,871
Net issuances of third-party commercial paper			4
Total issuances of third-party debt			$1,875

Payments on Debt	Maturity Date	Rate	Amount
€25 million notes	May 2010	—(A)	$(33)
€300 million notes	November 2010	4.75%	(421)
Other payments, net	—	—	(5)
Total payments on third-party debt			(459)
Net payments on amounts due to Legacy CCE			(1,048)
Total payments on debt			$(1,507)
___________________________

(A)	These notes carried a variable interest rate at three-month EURIBOR plus 42 basis points.

Financial Position

Assets

2011 Versus 2010

Trade accounts receivable, net increased $58 million, or 4.5 percent, to $1.4 billion at December 31, 2011 from $1.3 billion at December 31, 2010. This increase was primarily driven by a year-over-year increase in December sales, offset partially by improving accounts receivable trends and currency exchange rate changes.

Amounts receivable from TCCC decreased $22 million, or 25.5 percent, to $64 million at December 31, 2011 from $86 million at December 31, 2010. This decrease was due to the settlement during 2011 of the difference between the Gross Indebtedness of Legacy CCE's North American Business at the effective date of the Merger and the target Gross Indebtedness in the Agreement. For additional information about this and other settlements with TCCC related to the Merger, refer to Note 3 of the Notes to Consolidated Financial Statements.

Inventories increased $36 million, or 10.0 percent, to $403 million at December 31, 2011 from $367 million at December 31, 2010. This increase was primarily attributable to the incremental purchase of certain raw materials and an increase in higher-cost finished goods in inventory at the end of 2011, offset partially by currency exchange rate changes.

Prepaid expenses and other current assets increased $21 million, or 16.5 percent, to $148 million at December 31, 2011 from $127 million at December 31, 2010. This increase was primarily driven by an increase in current income tax assets (refer to Note 10 of the Notes to Consolidated Financial Statements) and an increase in our current assets related to our derivative financial instruments (refer to Note 5 of the Notes to Consolidated Financial Statements).

Franchise license intangible assets, net and goodwill decreased $64 million, or 1.5 percent, to $3.9 billion at December 31, 2011 from $4.0 billion at December 31, 2010. This decrease was primarily due to the effect of currency exchange rate changes. For additional information about our franchise license intangible assets and goodwill, refer to Note 2 of the Notes to Consolidated Financial Statements.

Other noncurrent assets, net increased $96 million, or 51.5 percent, to $283 million at December 31, 2011 from $187 million at

December 31, 2010. This increase was primarily driven by an increase in our noncurrent assets related to deferred taxes (refer to Note 10 of the Notes to Consolidated Financial Statements) and our derivative financial instruments (refer to Note 5 of the Notes to Consolidated Financial Statements), offset by a decline in our noncurrent assets related to our defined benefit pension plans (refer to Note 9 of the Notes to Consolidated Financial Statements).

Liabilities and Equity

2011 Versus 2010

Accounts payable and accrued expenses increased $48 million, or 3.0 percent, to $1.7 billion at December 31, 2011. This increase was primarily driven by an increase in our accrued expenses related to income taxes payable and our derivative financial instruments (refer to Note 5 of the Notes to Consolidated Financial Statements), offset partially by a decrease in accrued expenses related to variable compensation, marketing costs, and trade payables, as well as the effect of currency exchange rate changes.

Current portion of third-party debt decreased $146 million, or 90.0 percent, to $16 million at December 31, 2011 from $162 million at December 31, 2010. This decrease was driven by our net payments on commercial paper totaling $145 million. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Third-party debt, less current portion increased $872 million, or 41.0 percent, to $3.0 billion at December 31, 2011 from $2.1 billion at December 31, 2010. This increase was driven by our issuances of (1) $300 million, 4.5 percent notes due 2021 and $100 million, floating-rate notes due 2014 during the first quarter of 2011, and (2) $250 million, 2.0 percent notes due 2016 and $250 million, 3.3 percent notes due 2021 during the third quarter of 2011, offset partially by the effect of currency exchange rate changes. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Common stock in treasury, at cost increased $814 million, or 407.0 percent, to $1.0 billion at December 31, 2011 from $200 million at December 31, 2010. This increase was primarily driven by our repurchase of $800 million in shares during 2011 under our share repurchase program (refer to Note 16 of the Notes to Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt, excluding capital leases(A)	$2,955	$—	$713	$723	$1,519
Interest obligations(B)	531	82	145	124	180
Purchase agreements(C)	595	296	154	61	84
Operating leases(D)	406	78	141	102	85
Other purchase obligations(E)	162	162	—	—	—
Capital leases(F)	64	18	29	11	6
Total contractual obligations	$4,713	$636	$1,182	$1,021	$1,874
___________________________

(A)	These amounts represent our scheduled debt maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)
These amounts represent estimated interest payments related to our long-term debt obligations, excluding capital leases. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt, we have estimated interest using the forward interest rate curve. At December 31, 2011, approximately 97 percent of our third-party debt portfolio was comprised of fixed-rate debt, and 3 percent was floating-rate debt.

(C)
These amounts represent noncancelable purchase agreements with various suppliers that are enforceable and legally binding, and that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. We have excluded amounts related to supply agreements with requirements to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity requirement.

(D)	These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2011. Income associated with sublease arrangements is not significant. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)	These amounts represent outstanding purchase obligations primarily related to commodity purchases and capital expenditures.

(F)
These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension plans for the years ended December 31, 2011 and 2010, as well as our projected contributions for the year ending December 31, 2012 (in millions):

	Actual(A)		Projected(A)
	2011	2010	2012
Pension contributions	$68	$116	$100
___________________________

(A)	These amounts represent only contributions made by CCE.
We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

We make judgments and estimates with underlying assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed in this section. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made, and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our Consolidated Financial Statements.

Permanent Reinvestment of Non-U.S. Earnings

We had approximately $1.3 billion in cumulative undistributed non-U.S. historical earnings as of December 31, 2011. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our non-U.S. subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these non-U.S. historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

In December 2011, we repatriated to the U.S. $450 million of our 2011 non-U.S. earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our non-U.S. historical earnings, including our 2011 non-U.S. earnings that were not repatriated in 2011, will continue to remain permanently reinvested. If we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S. in any given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our non-U.S. operations, non-U.S. debt, and to fund future acquisitions.

The following table illustrates the hypothetical U.S. taxes that we would be subjected to if the entire amount of our permanently reinvested non-U.S. earnings as of December 31, 2011 were repatriated to the U.S. (in millions):

Incremental U.S. Tax Percentage(A)	Incremental U.S. Taxes(B)
5 percent	$65
10 percent	130
15 percent	195
20 percent	260
___________________________

(A)
These percentages are not based on any specific facts or circumstances, but instead were selected for illustrative purposes only. Each rate represents the hypothetical incremental U.S. tax assessed on earnings from a non-U.S. jurisdiction upon repatriation to the U.S.

(B)	Amounts are derived by multiplying the hypothetical incremental U.S. tax percentages by our cumulative undistributed permanently reinvested non-U.S. earnings as of December 31, 2011.

Pension Plan Valuations

We sponsor a number of defined benefit pension plans covering substantially all of our employees. Several critical assumptions are made in determining our pension plan assets and liabilities and related pension expense. We believe the most critical of these assumptions are the discount rate, salary rate of inflation, and expected long-term return on assets (EROA). Other assumptions we make are related to employee demographic factors such as mortality rates, retirement patterns, and turnover rates.

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (5.5 percent for the year ended December 31, 2011 and 5.0 percent as of December 31, 2011) by 0.5 percent would have increased our 2011 pension expense by approximately $12 million and our projected benefit obligation (PBO) by approximately $100 million.

We determine the salary rate of inflation by considering the following factors: (1) expected long-term price inflation; (2) allowance for merit and promotion increases; (3) prior years’ actual experience; and (4) any known short-term actions. Increasing our salary rate of inflation (3.9 percent for the year ended December 31, 2011 and 3.6 percent as of December 31, 2011) by 0.5 percent would have increased our 2011 pension expense by approximately $5 million and our PBO by approximately $25 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Decreasing the EROA (6.8 percent for the year ended December 31, 2011) by 0.5 percent would have increased our pension expense in 2011 by approximately $5 million.

We utilize the five-year asset smoothing technique to recognize market gains and losses for pension plans representing 82 percent of our pension plan assets. During 2008, we experienced a significant decline in the market value of our pension plan assets and, in 2009 and 2010, we experienced significant increases in the market value of our pension assets. As a result of the asset smoothing technique we utilize, gains and losses do not fully impact our pension expense immediately.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $1.0 billion, $0.9 billion, and $0.8 billion in 2011, 2010, and 2009, respectively.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. Our accrued marketing costs were $461 million, $470 million, and $447 million as of December 31, 2011, 2010, and 2009, respectively. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. In part due to the length of time necessary to obtain relevant data from our customers, actual amounts paid can differ from these estimates. During the years ended December 31, 2011, 2010, and 2009, we recorded net customer marketing accrual reductions related to estimates for prior year programs of $21 million, $1 million, and $12 million, respectively.

 Allocation of Legacy CCE Corporate Expenses

Prior to the Merger, our Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger. During the first nine months of 2010, our allocated expenses from Legacy CCE’s corporate segment totaled $160 million. During 2009, our allocated expenses from Legacy CCE’s corporate segment totaled $168 million.

We determined that volume was the most appropriate measure to allocate Legacy CCE corporate expenses that were global in nature and not specifically identified as being associated with Legacy CCE’s North America or Europe operating segments due to a number of factors, including, but not limited to, the following: (1) volume represented Legacy CCE’s most important non-financial metric and (2) volume is a key driver of the cost of doing business. The following table summarizes the estimated amount of expense that would have been allocated to us based on various metrics that were considered (in millions):

Allocation Metric	2010(A)	2009
Volume	$160	$168
Revenue	168	175
Gross profit	166	173
Property, plant, and equipment	166	175
Employee head count	138	142
___________________________

(A)	Amounts are through October 1, 2010, the effective date of the Merger.
Contingencies

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

At December 31, 2011, we employed approximately 13,250 people, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2013. We believe that we will be able to renegotiate agreements with satisfactory terms.

Off-Balance Sheet Arrangements

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current Trends and Uncertainties

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2011, approximately 97 percent of our debt portfolio was comprised of fixed-rate debt, and 3 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of December 31, 2011 would change the fair value of our fixed-rate debt outstanding as of December 31, 2011 by approximately $180 million.

We also estimate that a 1 percent change in the interest costs of our floating-rate debt outstanding as of December 31, 2011 would change interest expense on an annual basis by approximately $1 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our entire operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the year ended December 31, 2011 by approximately $120 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, steel, PET (plastic), sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market price of these commodities over the current market prices would increase our cost of sales during the next 12 months by approximately $20 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of December 31, 2011, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $5 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Consolidated Financial Statements.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2011. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.

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

Atlanta, Georgia
February 10, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 10, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coca-Cola Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ equity, and cash flows of Coca-Cola Enterprises, Inc. for each of the three years in the period ended December 31, 2011, and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 10, 2012

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2011	2010	2009
Net operating revenues	$8,284	$6,714	$6,517
Cost of sales	5,254	4,234	4,113
Gross profit	3,030	2,480	2,404
Selling, delivery, and administrative expenses	1,997	1,670	1,599
Operating income	1,033	810	805
Interest expense, net – third party	85	30	24
Interest expense, net – Coca-Cola Enterprises Inc.	—	33	59
Other nonoperating (expense) income, net	(3)	(1)	5
Income before income taxes	945	746	727
Income tax expense	196	122	151
Net income	$749	$624	$576
Basic earnings per common share	$2.35	$1.84	$1.70
Diluted earnings per common share	$2.29	$1.83	n/a
Dividends declared per common share	$0.51	$0.12	n/a
Basic weighted average common shares outstanding	319	339	339
Diluted weighted average common shares outstanding	327	340	n/a
Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$16	$19	$21
Cost of sales	(2,235)	(1,867)	(1,829)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2011	2010
ASSETS
Current:
Cash and cash equivalents	$684	$321
Trade accounts receivable, less allowances of $16 and $16, respectively	1,387	1,329
Amounts receivable from The Coca-Cola Company	64	86
Inventories	403	367
Prepaid expenses and other current assets	148	127
Total current assets	2,686	2,230
Property, plant, and equipment, net	2,230	2,220
Franchise license intangible assets, net	3,771	3,828
Goodwill	124	131
Other noncurrent assets, net	283	187
Total assets	$9,094	$8,596
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,716	$1,668
Amounts payable to The Coca-Cola Company	116	112
Current portion of third-party debt	16	162
Total current liabilities	1,848	1,942
Third-party debt, less current portion	2,996	2,124
Other noncurrent liabilities, net	160	149
Noncurrent deferred income tax liabilities	1,191	1,238
Total liabilities	6,195	5,453
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 343,394,495 and 340,561,761 shares, respectively	3	3
Additional paid-in capital	3,745	3,628
Reinvested earnings	638	57
Accumulated other comprehensive loss	(473)	(345)
Common stock in treasury, at cost – 38,445,287 and 7,999,085 shares, respectively	(1,014)	(200)
Total shareowners’ equity	2,899	3,143
Total liabilities and shareowners’ equity	$9,094	$8,596

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$749	$624	$576
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	321	264	280
Deferred income tax (benefit) expense	(121)	(6)	20
Pension expense less than contributions	(24)	(78)	(53)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts receivables	(85)	(14)	(163)
Inventories	(44)	(46)	(21)
Prepaid expenses and other current assets	(26)	(6)	7
Accounts payable and accrued expenses	88	102	140
Other changes, net	4	(15)	41
Net cash derived from operating activities	862	825	827
Cash Flows from Investing Activities:
Capital asset investments	(376)	(291)	(250)
Capital asset disposals	4	—	—
Acquisition of the bottling operations in Norway and Sweden, net of cash acquired	(1)	(799)	—
Net change in amounts due from Coca-Cola Enterprises Inc.	—	351	(21)
Settlement of net investment hedges	22	—	—
Other investing activities, net	(8)	—	2
Net cash used in investing activities	(359)	(739)	(269)
Cash Flows from Financing Activities:
Change in commercial paper, net	(145)	4	(79)
Issuances of third-party debt	900	1,871	172
Payments on third-party debt	(9)	(459)	(122)
Share repurchases	(800)	(200)	—
Dividend payments on common stock	(162)	(40)	—
Exercise of employee share options	13	13	—
Net cash received from The Coca-Cola Company for transaction-related items	71	—	—
Contributions to Coca-Cola Enterprises Inc.	—	(291)	—
Net change in amounts due to Coca-Cola Enterprises Inc.	—	(1,048)	(307)
Other financing activities, net	3	6	—
Net cash used in financing activities	(129)	(144)	(336)
Net effect of currency exchange rate changes on cash and cash equivalents	(11)	(25)	8
Net Change in Cash and Cash Equivalents	363	(83)	230
Cash and Cash Equivalents at Beginning of Year	321	404	174
Cash and Cash Equivalents at End of Year	$684	$321	$404
Supplemental Noncash Investing and Financing Activities:
Capital lease additions	$14	$37	$6
Supplemental Disclosure of Cash Paid for:
Income taxes, net	$232	$185	$116
Interest, net of amounts capitalized—third party	63	28	25
Interest, net of amounts capitalized—Coca-Cola Enterprises Inc.	—	55	73

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	Common Stock Issued
(in millions)	Shares	Amount	Additional Paid-In Capital	Reinvested Earnings	Coca-Cola Enterprises Inc. Net Investment	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareowners’ Equity	Comprehensive Income (Loss)
Balance as of January 1, 2009	n/a	n/a	n/a	n/a	$2,743	$(317)	n/a	$2,426	$(137)
Net Income	n/a	n/a	n/a	n/a	576	—	n/a	576	576
Other investment changes, net	n/a	n/a	n/a	n/a	48	—	n/a	48	—
Pension liability adjustments, net of tax	n/a	n/a	n/a	n/a	—	(39)	n/a	(39)	(39)
Cash flow hedges, net of tax	n/a	n/a	n/a	n/a	—	(16)	n/a	(16)	(16)
Currency translations	n/a	n/a	n/a	n/a	—	184	n/a	184	184
Balance as of December 31, 2009	—	$—	$—	$—	3,367	(188)	$—	3,179	705
Net Income	—	—	—	97	527	—	—	624	624
Coca-Cola Enterprises Inc. net investment changes	—	—	—	—	(335)	—	—	(335)	—
Elimination of Coca-Cola Enterprises Inc. net investment	—	—	3,559	—	(3,559)	—	—	—	—
Other adjustments, net	—	—	46	—	—	—	—	46	—
Issuance of Coca-Cola Enterprises, Inc. common stock	339	3	(3)	—	—	—	—	—	—
Exercise of employee share options	2	—	14	—	—	—	—	14	—
Deferred compensation plans	—	—	(1)	—	—	—	2	1	—
Share-based compensation expense	—	—	10	—	—	—	—	10	—
Tax benefit from share-based compensation awards	—	—	3	—	—	—	—	3	—
Dividends declared on common stock	—	—	—	(40)	—	—	—	(40)	—
Shares repurchased under our publicly announced share repurchase program	(8)	—	—	—	—	—	(200)	(200)	—
Shares withheld for taxes on share-based payment awards	—	—	—	—	—	—	(2)	(2)	—
Pension liability adjustments, net of tax	—	—	—	—	—	30	—	30	30
Cash flow hedges, net of tax	—	—	—	—	—	(9)	—	(9)	(9)
Currency translations	—	—	—	—	—	(178)	—	(178)	(178)
Balance as of December 31, 2010	333	3	3,628	57	—	(345)	(200)	3,143	467
Net Income	—	—	—	749	—	—	—	749	749
Post closing transaction-related items	—	—	37	—	—	—	—	37	—
Other adjustments, net	—	—	8	—	—	—	—	8	—
Exercise of employee share options	3	—	13	—	—	—	—	13	—
Deferred compensation plans	—	—	2	—	—	—	—	2	—
Share-based compensation expense	—	—	43	—	—	—	—	43	—
Tax benefit from share-based compensation awards	—	—	14	—	—	—	—	14	—
Dividends declared	—	—	—	(168)	—	—	—	(168)	—
Shares repurchased under our publicly announced share repurchase program	(30)	—	—	—	—	—	(800)	(800)	—
Shares withheld for taxes on share-based payment awards	(1)	—	—	—	—	—	(14)	(14)	—
Pension liability adjustments, net of tax	—	—	—	—	—	(60)	—	(60)	(60)
Cash flow hedges, net of tax	—	—	—	—	—	(9)	—	(9)	(9)
Net investment hedges, net of tax	—	—	—	—	—	15	—	15	15
Currency translations	—	—	—	—	—	(74)	—	(74)	(74)
Balance as of December 31, 2011	305	$3	$3,745	$638	$—	$(473)	$(1,014)	$2,899	$621

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1
BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 2, 2010, The Coca-Cola Company (TCCC) acquired Coca-Cola Enterprises Inc. (Legacy CCE) through a merger (the Merger) of a newly created TCCC subsidiary with and into Legacy CCE, with Legacy CCE continuing as the surviving corporation and a wholly owned subsidiary of TCCC. Immediately prior to the Merger, Legacy CCE separated its European operations and transferred those businesses, along with Coca-Cola Enterprises (Canada) Bottling Finance Company and a related portion of its corporate segment, to a new legal entity, International CCE Inc., which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”). Thus, at the time of the Merger, Legacy CCE consisted of its businesses of marketing, producing, and distributing nonalcoholic beverages in the United States, Canada, the British Virgin Islands, the United States Virgin Islands, and the Cayman Islands and a substantial majority of its corporate segment (Legacy CCE’s North American Business). Following the Merger, Legacy CCE, as a subsidiary of TCCC, owns and is liable for a substantial majority of the assets and liabilities of Legacy CCE’s North American Business, including Legacy CCE’s accumulated benefit obligations relating to Legacy CCE’s North American Business. The Merger Agreement (the Agreement), as amended, was dated February 25, 2010, and contained provisions for post-closing adjustment payments between the parties, which were settled and paid during 2011 (refer to Note 3).

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $822 million plus a net purchase price adjustment of $50 million related to working capital and EBITDA. The EBITDA adjustment was contained in the Norway-Sweden SPA, and was based on the adjusted EBITDA (as defined) of the Norway and Sweden business for the 12 months ended December 31, 2010. All amounts outstanding under the Norway-Sweden SPA were settled and paid during 2011 (refer to Note 3).

The Agreement also includes customary covenants, a non-compete covenant with respect to CCE, and a right for us to acquire TCCC’s interest in TCCC’s German bottling operations for a mutually agreed upon fair value prior to May 25, 2013, on terms to be agreed.

Under the Agreement, we agreed to indemnify TCCC for liabilities, including, but not limited to, those resulting from the breach of representations, warranties, or covenants of Legacy CCE or CCE, as well as liabilities of CCE, as set forth in the Agreement and certain ancillary agreements prior to the effective date of the Merger. In accordance with the Agreement, on July 1, 2011, our indemnity obligations related to certain of these representations and warranties (other than certain fundamental representations, as defined, and for willful material breach) expired with no claim for breach of those representations or warranties having been made by TCCC. In addition, we continue to have indemnity obligations under the Tax Sharing Agreement (TSA), described below (refer to Note 10).

As part of the Merger, we also entered into a TSA with TCCC. Under the TSA among us, Legacy CCE, and TCCC, we agreed to indemnify TCCC and its affiliates from and against certain taxes, generally related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA and, in certain situations, we will pay to TCCC (1) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (2) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by CCE in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice; and (3) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the Merger and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes. There is no cap on these indemnifications. For additional information about the TSA, refer to Note 10.

As part of the Merger, on October 2, 2010, (1) outstanding shares of common stock of Legacy CCE, excluding shares held by TCCC, were converted into the right to receive one share of our common stock and $10.00 in cash consideration per share, and (2) TCCC, which owned approximately 34 percent of the outstanding shares of Legacy CCE prior to the Merger, became the owner of all of the shares of Legacy CCE common stock.

Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were outstanding. In connection with the issuance of our stock, we filed a Registration Statement on Form S-4 (File No. 333-167067) with the Securities and Exchange Commission that was declared effective on August 25, 2010 (the Registration Statement). Our stock is listed for trading on the New York Stock Exchange under the symbol “CCE.” Beginning in the second quarter of 2011, we also maintain a listing of our shares on the NYSE Euronext Paris.

We and Legacy CCE’s North American Business incurred transaction-related expenses totaling $105 million prior to the Merger. During the fourth quarter of 2010, we incurred additional transaction-related expenses totaling $8 million principally related to the termination of Legacy CCE’s executive pension plan (refer to Note 9).

Legacy CCE was named in a number of lawsuits related to the transaction that we assumed upon consummation of the Merger. These lawsuits were settled during 2011 and are now closed (refer to Note 8).

In connection with the Merger, we (1) signed license agreements with TCCC for each of our territories that extend through October 2, 2020 with terms of 10 years each, with each containing the right for us to request a 10-year renewal, and (2) signed an agreement with TCCC for an incidence-based concentrate pricing model across all of our territories that extends through December 31, 2015.

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors, including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns.

Sales of our products are seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis.

Basis of Presentation and Consolidation

Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. All significant intercompany accounts and transactions between the legal entities that comprise CCE were eliminated.

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

Total interest expense represents interest incurred on third-party debt, as well as amounts due to Legacy CCE prior to the Merger. No interest expense incurred by Legacy CCE was allocated to us as Legacy CCE’s third-party debt was not specifically related to our operations.

Prior to the Merger, total equity represented Legacy CCE's interest in our recorded net assets, as well as accumulated other comprehensive income (loss) (AOCI) attributable to CCE. The Legacy CCE net investment balance represented the cumulative net investment by Legacy CCE in us, including any prior net income and certain transactions between CCE and Legacy CCE, such as allocated expenses. In addition, prior to the Merger, we made several cash contributions to Legacy CCE in connection with activities necessary to facilitate the Merger. Subsequent to the Merger, Legacy CCE's net investment balance was eliminated and recorded to additional paid-in capital (APIC) on our Consolidated Balance Sheets to reflect the issuance of our common shares.

Following the Merger, our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010. All significant intercompany accounts and transactions are eliminated in consolidation.

Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There was one less selling day in 2011 versus 2010, and there were the same number of selling days in 2010 versus 2009 (based upon a standard five-day selling week).

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

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

Generally, we record value added taxes (VAT) on a net basis (i.e. excluded from net operating revenues) and record excise taxes and taxes on packaging on a gross basis (i.e. included in net operating revenues). During 2011, 2010, and 2009, the total amount of taxes recorded on a gross basis approximated $345 million, $210 million, and $185 million, respectively. The increase in taxes recorded on a gross basis in 2011 when compared to 2010, and 2010 when compared with 2009, is primarily attributable to the inclusion of our bottling operations in Norway, which has a high percentage of excise taxes recorded on a gross basis and was acquired during the fourth quarter of 2010.

During 2012, we expect to record a substantial portion of the recently increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) in France on a gross basis, which is consistent with our policy for similar taxes.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $1.0 billion, $0.9 billion, and $0.8 billion in 2011, 2010, and 2009, respectively.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from our manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Operations. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in selling, delivery, and administrative (SD&A) expenses on our Consolidated Statements of Operations and totaled approximately $325 million, $261 million, and $247 million in 2011, 2010, and 2009, respectively. Our customers do not pay us separately for shipping and handling costs.

Share-Based Compensation

Certain of our employees participated in share-based compensation plans sponsored by Legacy CCE prior to the Merger. These plans provided the employees with non-qualified share options to purchase Legacy CCE's stock or restricted share units of Legacy

CCE's stock. Some of the awards contained performance or market conditions that were based on the stock price or performance of Legacy CCE. Prior to the Merger, compensation expense related to these share-based payment awards was included in our Consolidated Statements of Operations based on specific identification for Legacy CCE’s European employees, and for Legacy CCE’s corporate employees based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented.

On the effective date of the Merger, our employees had their Legacy CCE share-based awards converted into share-based payment awards of our common stock. Such awards were converted in a manner that provided the employee with the same intrinsic value in our share-based awards as the employee had in Legacy CCE share-based awards immediately prior to the effective date of the Merger. Service vesting requirements of converted share-based awards still need to be satisfied for the awards to vest.

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

Earnings Per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. For periods prior to the Merger, we used 339,064,025 as our number of basic shares outstanding for the purpose of calculating our basic earnings per common share, which represents the number of Legacy CCE shares converted into our shares on the effective date of the Merger. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied. Refer to Note 12.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased. As of December 31, 2011, $274 million of our total cash and cash equivalents were held by consolidated entities that are outside of the U.S. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity.

As of December 31, 2011, our cash and cash equivalents included $410 million of amounts held in investments in certain money market funds that hold a portfolio of short-term, high-quality, fixed-income securities issued by the U.S. Government. We classify these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The fair value of these investments approximates their carrying value because of their short maturities. These investments are not publicly traded, so their fair value is determined based on the values of the underlying investments in money market funds.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, we believe this risk is mitigated due to the diverse nature of the customers we serve, including, but not limited to, their type, geographic location, size, and beverage channel. Potential losses on our receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, accounts receivable are collected on average within 40 to 60 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due. We also carry credit insurance on a portion of our accounts receivable balance.

The following table summarizes the change in our allowance for losses on trade accounts receivable for the periods presented (in millions):

Accounts Receivable Allowance
Balance at December 31, 2008	$15
Provision	2
Write-offs	(4)
Balance at December 31, 2009	13
Provision	7
Write-offs	(4)
Balance at December 31, 2010	16
Provision	4
Write-offs	(4)
Balance at December 31, 2011	$16

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	December 31, 2011	December 31, 2010
Finished goods	$225	$230
Raw materials and supplies	178	137
Total inventories	$403	$367

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. The following table summarizes the classification of depreciation and amortization expense in our Consolidated Statements of Operations for the periods presented (in millions):

Location – Statements of Operations	2011	2010	2009
Selling, delivery, and administrative expenses	$200	$169	$177
Cost of sales	121	95	103
Total depreciation and amortization	$321	$264	$280

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to buildings and fleet assets. Amortization of capital lease assets is included in depreciation expense. Our net interests in assets acquired under capital leases totaled $56 million as of December 31, 2011 (gross cost of $169 million, net of accumulated amortization of $113 million). The net present values of amounts due under capital leases are recorded as liabilities and are included in total debt. Refer to Note 6.

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

The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	December 31, 2011	December 31, 2010	Useful Life
Land	$154	$157	n/a
Building and improvements	880	887	20 to 40 years
Machinery, equipment, and containers	1,487	1,455	3 to 20 years
Cold drink equipment	1,446	1,369	3 to 13 years
Vehicle fleet	116	109	3 to 12 years
Furniture, office equipment, and software	320	291	3 to 10 years
Property, plant, and equipment	4,403	4,268
Less: Accumulated depreciation and amortization	2,387	2,172
	2,016	2,096
Construction in process	214	124
Property, plant, and equipment, net	$2,230	$2,220

Income Taxes

We compute and report income taxes on a separate return basis and recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We record interest and penalties related to unrecognized tax positions in interest expense, net and other nonoperating (expense) income, net, respectively, on our Consolidated Statements of Operations. Refer to Note 10.

In December 2011, we repatriated to the U.S. $450 million of our 2011 non-U.S. earnings to satisfy our 2011 U.S.-based cash flow needs, including the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. As current year earnings are repatriated to the U.S., we record U.S. income taxes, as adjusted for foreign tax credits and withholding taxes payable to the various non-U.S. countries. Our historical earnings, including our 2011 non-U.S. earnings that were not repatriated in 2011, will continue to remain permanently reinvested outside of the U.S., and, if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our non-U.S. operations, non-U.S. debt, and to fund future acquisitions. Determination of the amount of any unrecognized deferred income tax liability on these non-U.S. earnings that are not repatriated to the U.S. is not practicable.

During 2012, we currently expect to repatriate to the U.S. a portion of our 2012 non-U.S. earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 non-U.S. earnings and our actual 2012 U.S.-based cash flow needs.

Currency Translation

The assets and liabilities of our operations are translated from local currencies into our reporting currency, the U.S. dollar, at currency exchange rates in effect at the end of a reporting period. Gains and losses from the translation of our results are included in AOCI on our Consolidated Balance Sheets (refer to Note 13). Revenues and expenses are translated at average monthly currency exchange rates. Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating (expense) income, net on our Consolidated Statements of Operations.

Fair Value Measurements

The fair values of our cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are estimated based on debt with similar maturities and credit quality and current market interest rates (refer to Note 6). The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would receive upon sale or pay upon transfer, taking into consideration current market rates and credit risk.

The following tables summarize our assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$45	$—	$45	$—
Money market funds(B)	410	—	410	—
Pension plan assets(C)	1,078	175	857	46
Total assets	$1,533	$175	$1,312	$46
Derivative liabilities(A)	$39	$—	$39	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$29	$—	$29	$—
Pension plan assets(C)	1,001	219	780	2
Total assets	$1,030	$219	$809	$2
Derivative liabilities(A)	$25	$—	$25	$—
___________________________

(A)
We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. The fair value of our forward contracts (including cross currency swaps) and option contracts is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable exchange or market rate, forward rates, and discount rates. The standard valuation model for our option contracts also uses implied volatility as an additional input. The discount rates are based on the historical rates for the currencies specific to the instrument being valued, and the implied volatility specific to individual options is based on quoted rates from a widely used third-party resource.

(B)
We have investments in certain money market funds that hold a portfolio of short-term, high-quality, fixed-income securities issued by the U.S. Government. We classify these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The fair value of these investments approximates their carrying value because of their short maturities. These investments are not publicly traded, so their fair value is determined based on the values of the underlying investments in money market funds.

(C)	For additional information about our pension plan assets, including the determination of fair value, refer to Note 9.
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

As part of the Merger, we entered into a TSA with TCCC. We estimated the fair value of our indemnification obligation under this agreement on the date of the Merger to be approximately $38 million, of which $10 million related to items we determined were probable as of the date of the Merger. For additional information about this indemnification liability, refer to Note 10.

Derivative Financial Instruments

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include currency exchange risk, commodity price risk, and interest rate risk. All derivative financial instruments are recorded at fair value on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements. Refer to Note 5.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating the historical practice of showing these items within our Consolidated Statements of Shareowners’ Equity.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not required. The guidance does not change how an entity measures a goodwill impairment loss, and is therefore not expected to affect the information reported to users of an entity's financial statements. The guidance also includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012.

Note 2
FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in our net franchise license intangible assets and goodwill for the periods presented (in millions):

	Franchise License Intangible Assets, net	Goodwill
Balance at January 1, 2009	$3,230	$—
Currency translation adjustments	257	—
Balance at December 31, 2009	3,487	—
Acquisition of the bottling operations in Norway and Sweden	496	131
Currency translation adjustments	(155)	—
Balance at December 31, 2010	3,828	131
Currency translation adjustments	(57)	(2)
Other	—	(5)
Balance at December 31, 2011	$3,771	$124

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

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually, or more frequently if facts or circumstances indicate they may be impaired. The annual testing date for impairment purposes is the last reporting day of October. The impairment tests for our franchise license intangible assets involves comparing the estimated fair value of the franchise license intangible assets for a reporting unit to its carrying amount to determine if a write-down to fair value is required. If the carrying amount of the franchise license intangible assets exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount. The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after adjusting for any franchise license impairment charges (net of tax). If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount. Any subsequent recoveries in the estimated fair values of our franchise license intangible assets or goodwill are not recorded. The fair values calculated in these impairment tests are determined using discounted cash flow or other models involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value.

2011 Impairment Analysis

We performed our 2011 annual impairment test of our franchise license intangible assets and goodwill as of the last reporting day of October 2011. The results of the impairment test of our franchise license intangible assets and goodwill indicated that their estimated fair value exceeded their carrying value by a substantial margin, and, therefore, we have not recorded an impairment charge on these assets in 2011.

2010 Impairment Analysis

Based on our review of the facts and circumstances and updated assumptions as of the last reporting day of October 2010, we did not perform a full annual impairment analysis of our franchise license intangible assets or goodwill during 2010 since we concluded it was remote that changes in the facts and circumstances would have caused the fair value of these assets to fall below their carrying amounts. This conclusion was based on the following factors: (1) the fair value of our franchise license intangible assets exceeded its carrying amount by a substantial margin in the most recent annual impairment analysis performed; (2) our business performance during 2010 exceeded the forecast used to estimate fair value in the most recent impairment analysis performed; (3) our outlook for 2011 and beyond was greater than the forecast used to estimate fair value in the most recent impairment analysis performed; (4) other significant assumptions used in estimating fair value, such as our weighted average cost of capital, had improved since the most recent impairment analysis performed; and (5) we had experienced significant appreciation in our market capitalization.

2009 Impairment Analysis

During 2009, our franchise license intangible assets were included as part of Legacy CCE’s impairment testing. Legacy CCE performed its impairment tests at its operating segment level, which were Legacy CCE’s reporting units. The results of the impairment tests performed by Legacy CCE during these periods indicated that the fair value of our franchise license intangible assets (Legacy CCE’s Europe operating segment) exceeded their carrying amounts by a substantial margin.

Note 3
RELATED PARTY TRANSACTIONS

Transactions with TCCC

We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified.

In connection with the Merger, we (1) signed license agreements with TCCC for each of our territories that extend through October 2, 2020 with terms of 10 years each, with each containing the right for us to request a 10-year renewal, and (2) signed an agreement with TCCC for an incidence-based concentrate pricing model across all of our territories that extends through December 31, 2015.

The following table summarizes the transactions with TCCC that directly affected our Consolidated Statements of Operations for the periods presented (in millions):

	2011	2010	2009
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$16	$19	$21
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(2,373)	$(2,017)	$(1,971)
Purchases of finished products	(60)	(28)	(26)
Marketing support funding earned	198	178	168
Total	$(2,235)	$(1,867)	$(1,829)

Merger-Related Transactions
During 2011, we settled items between us and TCCC related to the Merger as provided for in the Agreement. The net amount of these items resulted in a payment to us from TCCC of approximately $71 million, which included: (1) a payment from TCCC of approximately $41 million representing the settlement of Legacy CCE’s cash balances at the effective date of the Merger; (2) a payment from TCCC of approximately $23 million representing the difference between the Gross Indebtedness of Legacy CCE’s North American Business at the effective date of the Merger and the $8.88 billion target Gross Indebtedness in the Agreement; (3) a payment from TCCC of approximately $23 million related to settlement of outstanding items under the TSA; (4) a payment to TCCC of approximately $14 million related to our revised estimate of the tax benefits assumed by TCCC; and (5) a payment to TCCC of approximately $2 million related to the final determination of the working capital of Legacy CCE’s North American Business at the effective date of the Merger. The offset to each of these adjustments was recorded to additional paid-in capital on our Consolidated Balance Sheets since the adjustments were directly related to the Merger. In the future, there could be additional tax items related to the Merger that require cash settlements under the TSA as tax audits are resolved and refund claims are pursued by both us and TCCC.
During the third quarter of 2011, we also settled items between us and TCCC related to the Norway-Sweden SPA. The net amount of these items resulted in a payment by us to TCCC of $1 million, which included: (1) an amount due from TCCC of approximately

$5 million based on the adjusted EBITDA (as defined) of the Norway and Sweden business for the 12 months ended December 31, 2010, and (2) an amount due to TCCC of approximately $6 million related to the final determination of working capital (as defined). The offset to these adjustments was recorded to goodwill on our Consolidated Balance Sheets. For additional information about our acquisition of the Norway and Sweden bottling operations, refer to Note 17.
For additional information about certain remaining indemnity obligations to TCCC as part of the Merger, refer to Notes 8 and 10.

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

Purchases of Concentrate, Syrup, Mineral Water, Juice, and Finished Products

We purchase concentrate, syrup, mineral water, and juice from TCCC to produce, package, distribute, and sell TCCC’s products under product licensing agreements. We also purchase finished products from TCCC for sale within certain territories. The product licensing agreements give TCCC complete discretion to set prices of concentrate and finished products. Pricing of mineral water is also based on contractual arrangements with TCCC.

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

Legacy CCE and TCCC had a Global Marketing Fund under which TCCC was obligated to pay Legacy CCE $61.5 million annually through December 31, 2014, as support for marketing activities. Annually, including in 2009 and 2010, $45 million of this amount was allocated to Legacy CCE’s European business. Following the Merger, and as part of the agreement with TCCC for an incidence-based concentrate pricing model that extends through December 31, 2015, we will continue to receive $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, when such failure is within our reasonable control. During 2011, we received $45 million under the Global Marketing Fund with TCCC.

Other Transactions

Other transactions with TCCC include certain financial and human resources services provided under a Transition Services Agreement, management fees, office space leases, and purchases of point-of-sale and other advertising items, all of which were not material to our Consolidated Financial Statements.

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

•
Report annually to TCCC during the period the equipment is in service whether or not, on average, the equipment purchased has generated a contractually stated minimum sales volume of TCCC products; and

•
Relocate equipment if the previously placed equipment is not generating sufficient sales volume of TCCC products to meet the minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated, and it would help to ensure our performance under the Jumpstart Programs.
Historically, our throughput on equipment placed under the Jumpstart Programs has exceeded the throughput requirements of the Jumpstart Programs, and material movements of equipment have not been required.

Transactions with Legacy CCE

Amounts Due To/From Legacy CCE
Prior to the Merger, we had amounts due to/from Legacy CCE that had various maturity dates and were typically issued at fixed interest rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were settled in the third quarter of 2010. During 2010 and 2009, we had interest expense related to these amounts of $40 million and $68 million, respectively. During 2010 and 2009, we had interest income related to these amounts of $7 million and $9 million, respectively.

Allocation of Legacy CCE Corporate Expenses

Prior to the Merger, our Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger. During the first nine months of 2010, our allocated expenses from Legacy CCE’s corporate segment totaled $160 million. During 2009, our allocated expenses from Legacy CCE’s corporate segment totaled $168 million.

 Note 4
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	December 31, 2011	December 31, 2010
Trade accounts payable	$473	$494
Accrued marketing costs	461	470
Accrued compensation and benefits	262	281
Accrued taxes	239	139
Accrued deposits	97	99
Other accrued expenses	184	185
Accounts payable and accrued expenses	$1,716	$1,668

Note 5
DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded in our Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	December 31, 2011	December 31, 2010
Assets:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Prepaid expenses and other current assets	$11	$11
Non-U.S. currency contracts	Other noncurrent assets, net	26	13
Total		37	24
Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Prepaid expenses and other current assets	3	—
Commodity contracts	Prepaid expenses and other current assets	5	4
Commodity contracts	Other noncurrent assets, net	—	1
Total		8	5
Total Assets		$45	$29
Liabilities:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(A)	Accounts payable and accrued expenses	$28	$17
Non-U.S. currency contracts	Other noncurrent liabilities, net	1	1
Total		29	18
Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Accounts payable and accrued expenses	7	7
Commodity contracts	Accounts payable and accrued expenses	2	—
Commodity contracts	Other noncurrent liabilities, net	1	—
Total		10	7
Total Liabilities		$39	$25
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross-currency swap agreements.

Fair Value Hedges

We utilized certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk was recognized in interest expense, net – third party on our Consolidated Statements of Operations. As of December 31, 2011 and 2010, we had no fair value hedges outstanding. The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Consolidated Statements of Operations for the periods presented (in millions):

Fair Value Hedging Instruments(A)	Location – Statements of Operations	2011	2010	2009
Interest rate swap agreements	Interest expense, net – third party	$—	$(12)	$—
Fixed-rate debt	Interest expense, net – third party	—	12	—
___________________________

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

We use cash flow hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on debt issuances in a non-functional currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in AOCI on our Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a non-U.S. currency have been converted into U.S. dollars using the period end spot rate):

	December 31, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 1.6 billion	June 2021	USD 1.3 billion	June 2021

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Consolidated Statements of Operations for the periods presented (in millions):

	Amount of Gain/ (Loss) Recognized in AOCI on Derivative Instruments(A)
Cash Flow Hedging Instruments	2011	2010	2009
Non-U.S. currency contracts	$9	$9	$(11)

		Amount of Gain/ (Loss) Reclassified from AOCI into Earnings(B)
Cash Flow Hedging Instruments	Location – Statements of Operations	2011	2010	2009
Non-U.S. currency contracts	Cost of sales	$2	$(4)	$15
Non-U.S. currency contracts(C)	Other nonoperating (expense) income, net	16	22	(10)
Total		$18	$18	$5
___________________________

(A)	The amount of ineffectiveness associated with these hedges was not material.

(B)
Over the next 12 months, deferred losses totaling $8 million are expected to be reclassified from AOCI on our Consolidated Balance Sheets into the expense line item on our Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income, net on our Consolidated Statements of Operations.

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

	December 31, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 404 million	September 2012	USD 371 million	February 2011
Commodity hedges	USD 95 million	December 2013	USD 35 million	October 2012

Changes in the fair value of outstanding economic hedges are recognized each reporting period in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the hedged risk. The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Consolidated Statements of Operations for the periods presented (in millions):

Location – Statements of Operations	2011	2010	2009
Cost of sales	$(4)	$—	$6
Selling, delivery, and administrative expenses	8	4	1
Interest expense, net	—	2	(3)
Other nonoperating income, net(A)	24	17	—
Total	$28	$23	$4
___________________________

(A)
The gain recognized on these currency contracts is offset by the loss recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating expense, net on our Consolidated Statements of Operations.

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

As of December 31, 2011, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $1 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transaction occurs. For additional information about our segment reporting, refer to Note 14. The following table summarizes the deferred gain (loss) activity in our Corporate segment during 2011 (in millions):

Gains (Losses) Deferred at Corporate Segment	Cost of Sales	SD&A	Total
Balance at December 31, 2010	$1	$1	$2
(Losses) gains recognized during the period and recorded in the Corporate segment, net	(4)	6	2
Less: Gains transferred to the Europe operating segment, net	—	(5)	(5)
Balance at December 31, 2011	$(3)	$2	$(1)
Net Investment Hedges
During 2011, we entered into certain currency forwards designated as net investment hedges of our non-U.S. subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating expense, net on our Consolidated Statements of Operations. During 2011, we recorded a net of tax gain of $15 million in AOCI on our Consolidated Balance Sheets related to these hedges. During the fourth quarter of 2011, we received $22 million to settle a portion of these hedges. At December 31, 2011, these hedges were an asset of $1 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheets. During 2011, the amount of ineffectiveness associated with these hedges was not material.
The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	December 31, 2011		December 31, 2010
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 125 million	December 2012	n/a	n/a

Note 6
DEBT AND CAPITAL LEASES

The following table summarizes our debt as of the dates presented (in millions, except rates):

	December 31, 2011		December 31, 2010
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$—	—%	$145	0.3%
U.S. dollar notes due 2013-2021(B)	2,289	2.6	1,393	2.4
Euro notes due 2017	453	3.1	468	3.1
Swiss franc notes due 2013(C)	213	3.8	214	3.8
Capital lease obligations(D)	57	n/a	66	n/a
Total third-party debt(E) (F)	3,012		2,286
Less: current portion of third-party debt	16		162
Third-party debt, less current portion	$2,996		$2,124
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)
In February 2011, we issued $300 million, 4.5 percent notes due 2021, and $100 million, floating-rate notes due 2014 (as of December 31, 2011, the rate in effect on these floating-rate notes was 0.8 percent). In August 2011, we issued $250 million, 2.0 percent notes due 2016, and $250 million, 3.3 percent notes due 2021.

(C)	Our Swiss franc notes due 2013 are guaranteed by Legacy CCE, as well as CCE.

(D)	These amounts represent the present value of our minimum capital lease obligations.

(E)	At December 31, 2011, approximately $213 million of our outstanding third-party debt was issued by our subsidiaries and guaranteed by CCE.

(F)
The total fair value of our outstanding third-party debt was $3.1 billion and $2.2 billion at December 31, 2011 and December 31, 2010, respectively. The fair value of our third-party debt is estimated using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Future Maturities

The following table summarizes our third-party debt maturities and capital lease obligations as of December 31, 2011 (in millions):

Years Ending December 31,	Debt Maturities
2012	$—
2013	613
2014	100
2015	473
2016	250
Thereafter	1,519
Third-party debt, excluding capital leases	$2,955

Years Ending December 31,	Capital Leases
2012	$18
2013	19
2014	10
2015	8
2016	3
Thereafter	6
Total minimum lease payments	64
Less: amounts representing interest	7
Present value of minimum lease payments	57
Total third-party debt	$3,012

Credit Facilities

We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At December 31, 2011, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Covenants

Our credit facility and outstanding third-party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2011. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7
OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2027. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Rent expense under noncancelable operating lease agreements totaled $88 million, $80 million, and $77 million during 2011, 2010, and 2009, respectively. Prior to the Merger, these amounts only represent rent expense related to Legacy CCE’s Europe operating segment.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2011 (in millions):

Years Ending December 31,	Operating Leases
2012	$78
2013	77
2014	64
2015	51
2016	51
Thereafter	85
Total minimum operating lease payments(A)	$406
___________________________

(A)	Income associated with sublease arrangements is not significant.

Note 8
COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2011 (in millions):

Years Ending December 31,	Purchase Commitments(A)
2012	$296
2013	90
2014	64
2015	37
2016	24
Thereafter	84
Total purchase commitments	$595
___________________________

(A)
These commitments do not include amounts related to supply agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity.

Legal Contingencies

In connection with the Merger, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court. The lawsuits were similar and asserted claims on behalf of Legacy CCE's shareowners for various breaches of fiduciary duty in connection with the Merger. The lawsuits named Legacy CCE, the Legacy CCE Board of Directors, and TCCC as defendants; we assumed Legacy CCE's obligations in connection with these lawsuits upon consummation of the Merger. Plaintiffs in each case sought to enjoin the transaction, to declare the deal void and rescind the transaction, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys' fees, and litigation expenses. Prior to consummation of the Merger, the parties had agreed in principle to a settlement of these cases, which was subject to approval by the Georgia court. At the final settlement approval hearing on June 8, 2011, the Georgia court entered an Order and Final Judgment approving the settlement, certifying the class of plaintiffs, and approving an award of attorneys' fees and expenses to plaintiffs' counsel in the amount of $4.8 million. Per the Agreement, the liability for these attorneys' fees and expenses was to be shared equally between us and TCCC. On June 14, 2011, the Delaware court entered a Notice and Order of Voluntary Dismissal of the Delaware consolidated cases. In June 2011, we paid to plaintiffs' counsel our equal share of the attorneys' fees totaling approximately $2.4 million. This matter is now closed. For additional information about the Merger, refer to Note 1.

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

Workforce (Unaudited)

At December 31, 2011, we employed approximately 13,250 people, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2013. We believe that we will be able to renegotiate agreements with satisfactory terms.

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
We have certain indemnity obligations to TCCC as part of the Merger. Under the Agreement, we agreed to indemnify TCCC for liabilities, including, but not limited to, those resulting from the breach of representations, warranties, or covenants of Legacy CCE or CCE, as well as liabilities of CCE, as set forth in the Agreement and certain ancillary agreements prior to the effective date of the Merger. On July 1, 2011, our indemnity obligations related to certain of these representations and warranties (other than certain fundamental representations, as defined, and for willful material breach) expired with no claim for breach of those representations or warranties having been made by TCCC. For additional information about our indemnity obligations, refer to Note 1. In addition, we continue to have indemnity obligations under the TSA (refer to Note 10).

Note 9
EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering the majority of our non-U.S. employees. All pension plans are measured as of December 31.

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit cost of our pension plans for the periods presented (in millions):

	2011	2010	2009
Components of net periodic benefit costs:
Service cost	$49	$41	$34
Interest cost	55	51	46
Expected return on plan assets	(73)	(65)	(56)
Amortization of prior service cost	3	2	3
Amortization of actuarial loss	7	9	—
Net periodic benefit cost	41	38	27
Other	3	—	7
Total cost	$44	$38	$34

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs of our pension plans for the periods presented:

	2011	2010	2009
Discount rate	5.5%	5.6%	6.3%
Expected return on assets	6.8	7.0	7.1
Rate of compensation increase	3.9	4.0	3.8

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our pension plans as of the dates presented:

	December 31, 2011	December 31, 2010
Discount rate	5.0%	5.5%
Rate of compensation increase	3.6	3.9

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in our pension plan benefit obligation and the fair value of our plan assets as of the dates presented (in millions):

	December 31, 2011	December 31, 2010
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$986	$943
Service cost	49	41
Interest cost	55	51
Plan participants’ contributions	—	4
Actuarial loss (gain)	63	(2)
Benefit payments	(30)	(32)
Plan amendments	8	—
Currency translation adjustments	(16)	(38)
Acquisition (Norway pension plan)	—	24
Other	—	(5)
Benefit obligation at end of plan year	$1,115	$986
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$1,001	$838
Actual gain on plan assets	52	93
Employer contributions	68	116
Plan participants’ contributions	—	4
Benefit payments	(30)	(32)
Acquisition (Norway pension plan)	—	19
Currency translation adjustments	(13)	(32)
Other	—	(5)
Fair value of plan assets at end of plan year	$1,078	$1,001

The following table summarizes the PBO, the accumulated benefit obligation (ABO), and the fair value of plan assets for our pension plans with an ABO in excess of plan assets and for our pension plans with a PBO in excess of plan assets as of the dates presented (in millions):

	December 31, 2011	December 31, 2010
Information for plans with an ABO in excess of plan assets:
PBO	$47	$44
ABO	41	39
Fair value of plan assets	2	2
Information for plans with a PBO in excess of plan assets:
PBO	$172	$154
ABO	127	115
Fair value of plan assets	105	91

Funded Status

The following table summarizes the funded status of our pension plans and the amounts recognized in our Consolidated Balance Sheets as of our measurement date for the periods presented (in millions):

	2011	2010
Funded status:
PBO	$(1,115)	$(986)
Fair value of plan assets	1,078	1,001
Net funded status	(37)	15
Funded status - overfunded	30	78
Funded status - underfunded	$(67)	$(63)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$30	$78
Current liabilities	(7)	(7)
Noncurrent liabilities	(60)	(56)
Net amounts recognized	$(37)	$15

The ABO for our pension plans as of December 31, 2011 and 2010 was $907 million and $774 million, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the amounts recorded in AOCI which have not yet been recognized as a component of net periodic benefit cost as of the dates presented (pretax; in millions):

	December 31, 2011	December 31, 2010
Amounts in AOCI:
Prior service cost	$17	$12
Net losses	290	216
Amounts in AOCI	$307	$228

The following table summarizes the changes in AOCI for the periods presented related to our pension plans (pretax; in millions):

	2011	2010
Reconciliation of AOCI:
AOCI at beginning of plan year	$228	$280
Prior service cost recognized during the year	(3)	(2)
Prior service cost occurring during the year	8	—
Net losses recognized during the year	(7)	(9)
Net losses (gains) occurring during the year	84	(31)
Net adjustments to AOCI	82	(42)
Currency exchange rate changes	(3)	(10)
AOCI at end of plan year	$307	$228

The following table summarizes the amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost for the period presented (pretax; in millions):

2012
Amortization of prior service credit	$5
Amortization of net losses	12
Total amortization expense	$17

Pension Plan Assets

We have established formal investment policies for the assets associated with our pension plans. Policy objectives include (1) maximizing long-term return at acceptable risk levels; (2) diversifying among asset classes, if appropriate, and among investment managers; and (3) establishing relevant risk parameters within each asset class. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are based on periodic asset liability and/or risk budgeting study results which help determine the appropriate investment strategies for acceptable risk levels. The investment policies permit variances from the targets within certain parameters.

Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for our pension plans. While historical rates of return play an important role in the analysis, we also take into consideration data points from other external sources if there is a reasonable justification to do so. The following table summarizes our weighted average pension asset allocations as of our measurement date for the periods presented and the expected long-term rates of return by asset category:

	Weighted Average Allocation
	Target	Actual
Asset Category	2012	2011	2010	Weighted Average Expected Long-Term Rate of Return(A)
Equity securities	53%	54%	60%	8.4%
Fixed income securities	30	34	23	3.2%
Short-term investments	—	—	5	—
Other investments(B)	17	12	12	7.9%
Total	100%	100%	100%	6.8%
___________________________

(A)	The weighted average expected long-term rate of return by asset category is based on our target allocation.

(B)	Other investments generally include hedge funds, real estate funds, and insurance contracts.

The following tables summarize our pension plan assets measured at fair value as of the dates presented (in millions):

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$57	$—	$57	$—
International	524	173	351	—
Common trust funds	1	—	1	—
Fixed income securities:
Common trust funds(B)	78	—	78	—
Corporate bonds and notes(C)	17	—	17	—
Non-U.S. government securities(C)	275	—	275	—
Short-term investments(D)	4	2	2	—
Other investments:
Real estate funds(E)	56	—	56	—
Insurance contracts(F)	22	—	20	2
Hedge funds(G)	44	—	—	44
	$1,078	$175	$857	$46

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$11	$—	$11	$—
International	588	170	418	—
Common trust funds	1	—	1	—
Fixed income securities:
Common trust funds(B)	209	—	209	—
Corporate bonds and notes(C)	7	—	7	—
Non-U.S. government securities(C)	11	—	11	—
Short-term investments(D)	51	49	2	—
Other investments:
Real estate funds(E)	46	—	46	—
Insurance contracts(F)	23	—	21	2
Multi-asset common trust funds(H)	28	—	28	—
Hedge funds(G)	26	—	26	—
	$1,001	$219	$780	$2
_______________________

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

(E)
Real estate funds are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date. As of December 31, 2011, it is not probable that we will sell these investments at an amount other than net asset value.

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

(H)
Multi-asset common trust funds are comprised of equity securities, bonds, and term deposits, and are primarily invested in mutual funds. These investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The following table summarizes the changes in our Level 3 (fair value) pension plan assets for the periods presented (in millions):

	Hedge Funds	Insurance Contracts
Balance at January 1, 2010	$—	$3
Purchases, sales, issuances and settlements, net	—	(1)
Balance at December 31, 2010	$—	$2
Transfers into Level 3 - net(A)	26	—
Asset purchases	19	1
Asset settlements	—	(1)
Translation	(1)	—
Balance at December 31, 2011	$44	$2
__________________________

(A)	Transfer into Level 3 was performed on January 1, 2011.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension plans for the years ended December 31, 2011 and 2010, as well as our projected contributions for the year ending December 31, 2012 (in millions):

	Actual(A)		Projected(A)
	2011	2010	2012
Total pension contributions	$68	$116	$100
___________________________

(A)	These amounts represent only contributions made by CCE.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts. The following table summarizes our expected future benefit payments as of December 31, 2011 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)
2012	$31
2013	29
2014	32
2015	30
2016	33
2017 - 2021	227
___________________________

(A)	These amounts represent only payments funded by CCE and are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all of our employees in France, Norway, and the U.S., and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $14 million, $8 million, and $6 million in 2011, 2010, and 2009, respectively. The increase in contributions in 2011 is primarily due to the inclusion of a full year of contributions made to the defined contribution plan in Norway which was acquired during the fourth quarter of 2010, and the establishment of a defined contribution plan covering our U.S.-based employees as of January 1, 2011.

Termination of Legacy CCE Executive Pension Plan

Prior to the Merger, certain of our employees participated in Legacy CCE’s executive pension plan. During the fourth quarter of 2010, this plan was terminated. In accordance with the Agreement, we assumed the liability for the accumulated benefit for employees who were part of this plan under Legacy CCE and who became our employees at the effective date of the Merger. During the fourth quarter of 2010, we paid approximately $20 million to these employees, and recognized expense of approximately $5 million for the net loss previously deferred in AOCI.

Note 10
TAXES

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table summarizes the significant components of income tax expense for the periods presented (in millions):

	2011	2010	2009
Current:
U.S.	$107	$8	$—
Europe and Canada	210	120	131
Total current	$317	$128	$131
Deferred:
U.S.	$(82)	$(9)	$—
Europe and Canada	14	29	11
Rate changes	(53)	(26)	9
Total deferred	(121)	(6)	20
Income tax expense	$196	$122	$151

Our effective tax rate was 21 percent, 16 percent, and 21 percent for the years ended December 31, 2011, 2010, and 2009, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal tax rate to our actual income tax expense for the periods presented (in millions):

	2011	2010	2009
U.S. federal statutory tax expense	$331	$261	$255
Taxation of non-U.S. operations, net(A)	(157)	(113)	(116)
U.S. taxation of non-U.S. earnings, net of tax credits	42	5	—
Nondeductible items	29	(5)	5
Rate and law change (benefit) expense, net(B)(C)(D)	(53)	(26)	9
Other, net	4	—	(2)
Total provision for income taxes	$196	$122	$151
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., which are taxed at statutory rates lower than the statutory U.S. rate of 35 percent, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

(B)
During the third quarter of 2011, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. As a result, we recognized a deferred tax benefit of $53 million during the third quarter of 2011 to reflect this change in our deferred taxes.

(C)
During the third quarter of 2010, the United Kingdom enacted a corporate income tax rate reduction of 1 percentage point effective April 1, 2011. As a result, we recognized a deferred tax benefit of $25 million during the third quarter of 2010 to reflect this change in our deferred taxes.

(D)	In December 2009, we recorded a net tax expense totaling $9 million primarily due to a tax law change in France.

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
U.S. federal, state, and local	2010 – forward
United Kingdom	2010 – forward
Belgium and France	2009 – forward
Luxembourg, Netherlands, and Canada	2007 – forward
Sweden	2006 – forward
Norway	2001 – forward

We had approximately $1.3 billion in cumulative undistributed non-U.S. historical earnings as of December 31, 2011. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our non-U.S. subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these non-U.S. historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

In December 2011, we repatriated to the U.S. $450 million of our 2011 non-U.S. earnings, for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical non-U.S. earnings, including our 2011 non-U.S. earnings that were not repatriated in 2011, will continue to remain permanently reinvested, and, if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our non-U.S. operations, non-U.S. debt, and to fund future acquisitions.

During 2012, we expect to repatriate to the U.S. a portion of our 2012 non-U.S. earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 non-U.S. earnings and our actual 2012 U.S.-based cash flow needs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of the dates presented (in millions):

	December 31, 2011	December 31, 2010
Deferred tax liabilities:
Franchise license and other intangible assets	$1,033	$1,096
Property, plant, and equipment	183	190
Total deferred tax liabilities	1,216	1,286
Deferred tax assets:
Net operating loss and other carryforwards	(22)	(44)
Employee and retiree benefit accruals	(43)	(19)
Foreign tax credit carryforwards	(100)	(27)
Other, net	(20)	(20)
Total deferred tax assets	(185)	(110)
Valuation allowances on deferred tax assets	14	43
Net deferred tax liabilities	1,045	1,219
Current deferred income tax assets(A)	28	19
Noncurrent deferred income tax assets(B)	118	—
Noncurrent deferred income tax liabilities	$1,191	$1,238
___________________________

(A)	Amounts are included in prepaid assets and other current assets on our Consolidated Balance Sheets.

(B)	Amounts are included in other noncurrent assets, net on our Consolidated Balance Sheets.

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. As of December 31, 2011 and 2010, we had valuation allowances of $14 million and $43 million, respectively. The change in our valuation allowances was primarily due to net tax operating losses that expired in Luxembourg. We believe our remaining deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law. As of December 31, 2011, our net tax operating loss carryforwards totaled $156 million, of which $13 million expire in the years between 2025 and 2031, and the remainder do not expire.

Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a TSA with TCCC. Under the TSA among us, Legacy CCE, and TCCC, we have agreed to indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to us, generally for taxes related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the Tax Sharing Agreement and, in certain situations, we will pay to TCCC (1) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (2) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by CCE in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice; and (3) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the Merger and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes.
We are unable to estimate our maximum potential liability under this indemnification, as the amounts are dependent on the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. We estimated the fair value of our indemnification obligation at its inception to be approximately $38 million, of which $10 million related to items we determined were probable as of the date of the Merger. The offset to the initial recognition of this liability was recorded to APIC on our Consolidated Balance Sheets, since the indemnification was issued in conjunction with the Agreement. As of December 31, 2011, the unamortized liability related to this indemnification was $32 million, of which $20 million is recorded in accounts payable and accrued expenses and $12 million is recorded in other noncurrent liabilities, net on our Consolidated Balance Sheets. These amounts are classified as current or long-term depending on when the underlying indemnified item is expected to be settled/expire. During the second quarter of 2011, we recorded additional amounts totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our tax indemnifications to TCCC. This amount was included in SD&A expenses on our Consolidated Statements of Operations.
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

Note 11
SHARE-BASED COMPENSATION PLANS

Share-Based Payment Awards Prior to the Merger

Certain of our current employees participated in share-based compensation plans sponsored by Legacy CCE prior to the Merger. These plans provided the employees with non-qualified share options to purchase Legacy CCE’s stock or restricted share units of Legacy CCE’s stock. Some of the awards contained performance or market conditions that were based on the stock price or performance of Legacy CCE. Prior to the Merger, compensation expense related to these share-based payment awards was included in our Consolidated Statements of Operations based on specific identification for Legacy CCE’s European employees, and for Legacy CCE’s corporate employees based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented.

On the effective date of the Merger, our employees had their Legacy CCE share-based awards converted into share-based payment awards of our common stock. Such awards were converted in a manner that provided the employee with the same intrinsic value in our share-based awards as the employee had in Legacy CCE share-based awards immediately prior to the effective date of the Merger. Service vesting requirements of converted share-based awards still need to be satisfied for the awards to vest. On October 2, 2010, our employees had their outstanding Legacy CCE share-based awards converted into approximately 9.5 million share options and 4.2 million restricted shares (units) of our common stock. These amounts included all share-based awards issued by Legacy CCE to its employees in Europe and the share-based awards held by certain Legacy CCE corporate employees that became our employees.

Share-Based Payment Awards Following the Merger

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted share units, some with performance conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. Compensation expense related to our share-based payment awards totaled $43 million during the year ended December 31, 2011, and $10 million during the fourth quarter of 2010, including expense related to the portion of converted share-based payment awards unvested as of the date of the Merger.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest ratably over a period of 36 months; and (3) expire 10 years from the date of grant. Generally, when options are exercised we issue new shares, rather than issuing treasury shares.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the periods presented:

Grant-Date Fair Value	2011	Fourth Quarter 2010
Share options with service conditions	$5.39	$5.92
Assumptions:
Dividend yield(A)	2.0%	1.7%
Expected volatility(B)	25.0%	27.5%
Risk-free interest rate(C)	1.4%	1.6%
Expected life(D)	6.5 years	6.5 years
___________________________

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(B)
The expected volatility was determined by using a combination of the historical volatility of our stock (as well as Legacy CCE’s stock for periods prior to the Merger), the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

(D)
The expected life was used for options valued by the Black-Scholes model. It was determined by using a combination of actual exercise and post-vesting cancellation history for the types of employees included in the grant population.

The following table summarizes our share option activity during the periods presented (shares in thousands):

	2011		Fourth Quarter 2010
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year(A)(B)	9,426	$13.69	9,526	$11.92
Granted	1,256	26.15	1,194	24.42
Exercised(C)	(1,288)	9.83	(1,269)	10.57
Forfeited or expired	(40)	13.48	(25)	12.14
Outstanding at end of year	9,354	15.89	9,426	13.69
Options exercisable at end of year	6,755	13.24	5,845	13.11
___________________________

(A)	The fourth quarter 2010 beginning outstanding balance represents the share options converted on October 2, 2010.

(B)	The total intrinsic value of options converted on October 2, 2010 was $94 million.

(C)	The total intrinsic value of options exercised during the year ended December 31, 2011 and the fourth quarter of 2010 was $22 million and $18 million, respectively.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2011 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 6.00 to $ 9.00	1,799	6.84	$6.76	1,799	6.84	$6.76
9.01 to 12.00	45	0.09	11.10	45	0.09	11.10
12.01 to 15.00	3,561	5.97	13.84	2,992	5.61	13.98
15.01 to 18.00	1,519	4.01	16.59	1,519	4.01	16.59
Over 24.00	2,430	9.35	25.31	400	8.85	24.44
	9,354	6.67	15.89	6,755	5.73	13.24
___________________________

(A)	As of December 31, 2011, the aggregate intrinsic value of options outstanding and options exercisable was $93 million and $85 million, respectively.

As of December 31, 2011, we had approximately $11 million of unrecognized compensation expense related to our unvested share options (including converted awards). We expect to recognize this compensation expense over a weighted average period of 1.9 years.

Restricted Share Units

Our restricted share units generally vest upon continued employment for a period of at least 42 months and the attainment of certain performance targets. Our restricted share unit awards entitle the participant to hypothetical dividends (which vest, in some cases, only if the restricted share units vest), but not voting rights. Unvested restricted share units are restricted as to disposition and subject to forfeiture.

We granted 0.8 million and 1.3 million restricted share units during the year ended December 31, 2011 and the fourth quarter of 2010, respectively. Approximately 0.6 million and 0.9 million of the restricted share units granted in 2011 and the fourth quarter of 2010, respectively, were performance share units for which the ultimate number of shares earned will be determined at the end of the stated performance period. The majority of these performance share units are subject to the performance criteria of annual growth in diluted earnings per share over the performance period, as adjusted for certain items detailed in the plan documents. The purpose of these adjustments is to ensure a consistent year-over-year comparison of the specified performance criteria.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted share units granted during the periods presented:

Grant-Date Fair Value	2011	Fourth Quarter 2010
Restricted share units with service conditions	$26.31	$24.47
Restricted share units with service and performance conditions	26.11	24.68
Assumptions:
Dividend yield(A)	2.0%	1.7%
Expected volatility(B)	25.0%	27.5%
Risk-free interest rate(C)	1.4%	1.6%
___________________________

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(B)
The expected volatility was determined by using a combination of the historical volatility of our stock (as well as Legacy CCE’s stock for periods prior to the Merger), the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

The following table summarizes our restricted share units award activity during the periods presented (shares in thousands):

	Restricted Share Units	Weighted Average Grant- Date Fair Value	Performance Share Units	Weighted Average Grant- Date Fair Value
Converted at October 2, 2010	1,066	$11.31	3,180	$10.59
Granted	399	24.47	935	24.68
Vested(A)	(177)	12.43	(41)	8.52
Forfeited	(189)	10.81	(18)	9.90
Performance Adjustment(B)	n/a	n/a	3,161	10.52
Outstanding at December 31, 2010	1,099	15.99	7,217	12.41
Granted	210	26.14	560	26.11
Vested(A)	(386)	9.59	(1,159)	17.01
Forfeited	(14)	21.72	(14)	16.21
Performance Adjustment	n/a	n/a	406	24.65
Outstanding at December 31, 2011(C)	909	20.96	7,010	13.45
___________________________

(A)	The total fair value of restricted share units that vested during the year ended December 31, 2011 and the fourth quarter of 2010 was $43 million and $5 million, respectively.

(B)
Based on our financial results for the performance period, the 2010 performance shares units will pay out at 177 percent of the target award. The ultimate vesting of these performance share units is subject to the participant satisfying the remaining service condition of the award.

(C)
The target awards for our performance share units are included in the preceding table and are adjusted, as necessary, in the period that the performance condition is satisfied. The minimum, target, and maximum awards for our 2011 performance share units outstanding as of December 31, 2011 were 0.3 million, 0.6 million, and 1.1 million, respectively.

As of December 31, 2011, we had approximately $49 million in total unrecognized compensation expense related to our restricted share unit awards (including converted awards) based on our current expectations for payout of our performance share units. We expect to recognize this compensation cost over a weighted average period of 1.9 years.

 Shares Available for Future Grant

The following table summarizes the shares available for future grant as of December 31, 2011 that may be used to grant share options and/or restricted share units (in millions):

Shares Available for Future Grant
Performance share units at current expected payout	16.3

Note 12
EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. As part of the Merger, outstanding shares of common stock of Coca-Cola Enterprises Inc., excluding shares held by TCCC, were converted into the right to receive one share of our common stock and $10.00 in cash consideration per share. Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were outstanding. Therefore, for periods prior to the Merger, we used 339,064,025 as our number of basic shares outstanding for the purpose of calculating our basic earnings per common share. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied.

The following table summarizes our basic and diluted earnings per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2011	2010(A)	2009(B)
Net income	$749	$624	$576
Basic weighted average common shares outstanding	319	339	339
Effect of dilutive securities(C)	8	1	n/a
Diluted weighted average common shares outstanding	327	340	n/a
Basic earnings per common share	$2.35	$1.84	$1.70
Diluted earnings per common share	$2.29	$1.83	n/a
___________________________

(A)
The basic weighted average common shares outstanding for the year ended December 31, 2010 was computed as follows: for periods prior to the Merger, we used 339,064,025 as our number of basic weighted average common shares outstanding, which represents the number of our shares outstanding immediately following the Merger. For the fourth quarter, we used the weighted average number of common shares and participating securities outstanding during that period. For our calculation of diluted weighted average common shares outstanding, no dilutive securities were outstanding in periods prior to the Merger.

(B)
For the year ended December 31, 2009, we did not have any common shares outstanding. As such, we used 339,064,025 as our number of basic weighted average common shares outstanding for the purposes of our basic earnings per common share calculations, which represents the number of our shares outstanding immediately following the Merger.

(C)
For the years ended December 31, 2011 and 2010, outstanding options to purchase 2.3 million and 2.5 million common shares, respectively, were excluded from the diluted earnings per share calculation because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding and unvested restricted share units was included in the effect of dilutive securities. Prior to the Merger, we did not have any potentially dilutive securities (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful).

Dividend payments on our common stock totaled $162 million during 2011. In April 2011, our Board of Directors approved an increase in our quarterly dividend from $0.12 per share to $0.13 per share beginning in the second quarter of 2011. In February 2012, our Board of Directors approved a 23 percent increase in our quarterly dividend from $0.13 per share to $0.16 per share, beginning in the first quarter of 2012.

Note 13
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension plan liability adjustments, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments (CTA) as the historical earnings from our non-U.S. subsidiaries are considered to be permanently reinvested (refer to Note 10). During the fourth quarter of 2011, we repatriated to the U.S. $450 million, representing a portion of our 2011 non-U.S. earnings, to satisfy our U.S.-based cash flow needs. The portion of current year earnings repatriated during the fourth quarter of 2011 was determined in U.S. dollars and converted to the equivalent amount of non-U.S. currency at the time of repatriation; therefore, the repatriation did not have an impact on the CTA component of our AOCI balance.

The following table summarizes our AOCI activity for the periods presented (in millions):

	Currency Translations	Pension Liability Adjustments	Cash Flow Hedges	Net Investment Hedges	Total
Balance as of January 1, 2009	$(148)	$(189)	$20	$—	$(317)
Pretax activity, net	184	(55)	(23)	—	106
Tax effect	—	16	7	—	23
Balance as of December 31, 2009	36	(228)	4	—	(188)
Pretax activity, net	(178)	42	(12)	—	(148)
Tax effect	—	(12)	3	—	(9)
Balance as of December 31, 2010	(142)	(198)	(5)	—	(345)
Pretax activity, net	(74)	(82)	(13)	23	(146)
Tax effect	—	22	4	(8)	18
Balance as of December 31, 2011	$(216)	$(258)	$(14)	$15	$(473)

Note 14
OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net operating revenues in 2011, 2010, or 2009.
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
Segment Remeasurement
Beginning in the first quarter of 2011, certain information technology-related expenses incurred in Europe that were previously reported in our Corporate segment are now reported in our Europe operating segment. These expenses totaled $48 million, $45 million, and $52 million during 2011, 2010, and 2009, respectively. To provide comparability, we have recast our 2010 and 2009 segment reporting to reflect the movement of these expenses. The segment measurement change did not impact our consolidated operating income for any period. The following table summarizes our segment operating income (expense) for the periods presented as adjusted for the segment measurement change (in millions):

	Previously Reported	Amount Recast	As Adjusted
2010:
Europe	$1,039	$(45)	$994
Corporate	(229)	45	(184)
Consolidated	$810	$—	$810
2009:
Europe	$963	$(52)	$911
Corporate	(158)	52	(106)
Consolidated	$805	$—	$805

The following table summarizes selected financial information related to our operating segment for the periods presented (in millions):

	Europe	Corporate	Consolidated
2011:
Net operating revenues(A)	$8,284	$—	$8,284
Operating income (loss)(B)	1,195	(162)	1,033
Interest expense, net—third party	—	85	85
Depreciation and amortization	297	24	321
Long-lived assets(C)(D)	6,162	246	6,408
Capital asset investments	343	33	376
2010:
Net operating revenues(A)	$6,714	$—	$6,714
Operating income (loss)(B)	994	(184)	810
Interest expense, net—third party	—	30	30
Interest expense, net—Coca-Cola Enterprises Inc.	—	33	33
Depreciation and amortization	252	12	264
Long-lived assets(C)	6,272	94	6,366
Capital asset investments(E)	270	21	291
2009:
Net operating revenues(A)	$6,517	$—	$6,517
Operating income (loss)(B)	911	(106)	805
Interest expense, net—third party	—	24	24
Interest expense, net—Coca-Cola Enterprises Inc.	—	59	59
Depreciation and amortization	270	10	280
Long-lived assets(C)(D)	5,401	215	5,616
Capital asset investments(E)	250	—	250
___________________________

(A)	The following table summarizes the contribution of total net operating revenues by country as a percentage of our total net operating revenues for the periods presented:

	2011	2010	2009
Net operating revenues:
Great Britain	34%	38%	38%
France	29	31	33
Belgium	16	18	18
The Netherlands	9	10	11
Norway	7	2	n/a
Sweden	5	1	n/a
Total	100%	100%	100%

(B)
Our Corporate segment operating loss includes net mark-to-market losses on our non-designated commodity hedges totaling $3 million and $8 million during 2011 and 2010, respectively, and net mark-to-market gains on our non-designated commodity hedges totaling $10 million during 2009. As of December 31, 2011, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $1 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur in the future. For additional information about our non-designated hedges, refer to Note 5.

(C)	The following table summarizes the percentage of net property, plant, and equipment by country and our Corporate segment as of the dates presented:

	December 31, 2011	December 31, 2010
Property, plant, and equipment, net:
Great Britain	32%	32%
Belgium	21	21
France	21	21
Norway	8	8
The Netherlands	7	7
Sweden	7	8
Corporate	4	3
Total	100%	100%

(D)	Amounts disclosed as long-lived assets in our Corporate segment for 2011 include $118 million related to deferred income tax assets.

Amounts disclosed as long-lived assets in our Corporate segment for 2009 include amounts due from Legacy CCE of $193 million.

(E)	Prior to the Merger, our capital asset investments included only those related to Legacy CCE’s Europe operating segment.

Note 15
RESTRUCTURING ACTIVITIES

The following table summarizes our restructuring costs by segment for the periods presented (in millions):

	2011	2010	2009
Europe(A)	$19	$5	$7
Corporate(B)	—	9	22
Total(A)	$19	$14	$29
___________________________

(A)	Prior to the Merger, these amounts represent restructuring costs incurred by Legacy CCE’s Europe operating segment.

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

Supply Chain Initiatives and Business Optimization
In 2009, we began a restructuring program principally designed to optimize our business information systems, harmonize our plant operations, and streamline our cooler services business. During the years ended December 31, 2011, 2010, and 2009, we recorded restructuring charges related to this program totaling $19 million, $14 million, and $9 million respectively. These charges were included in SD&A expenses on our Consolidated Statements of Operations. We were substantially complete with these restructuring activities as of the end of 2011. The cumulative cost of this program as of December 31, 2011 was $42 million. The following table summarizes these restructuring activities for the periods presented (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at January 1, 2009	$—	$—	$—
Provision	4	5	9
Cash payments	(2)	(5)	(7)
Other	(2)	—	(2)
Balance at December 31, 2009	—	—	—
Provision	10	4	14
Cash payments	(6)	(4)	(10)
Balance at December 31, 2010	4	—	4
Provision	15	4	19
Cash payments	(9)	(4)	(13)
Balance at December 31, 2011	$10	$—	$10

Business Reorganization and Process Standardization

During 2009, we recorded restructuring charges totaling $20 million related to the creation of a more efficient supply chain and order fulfillment structure and to streamline and reduce our cost structure of back-office functions in the areas of accounting and human resources. These charges were included in SD&A expenses. As of December 31, 2009, we had completed these restructuring activities. The cumulative cost of this program was $63 million. The following table summarizes these restructuring activities for the periods presented (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at January 1, 2009	$11	$1	$12
Provision	12	8	20
Cash payments	(8)	(8)	(16)
Other	1	—	1
Balance at December 31, 2009	16	1	17
Cash payments	(11)	(1)	(12)
Balance at December 31, 2010	5	—	5
Cash payments	(5)	—	(5)
Balance at December 31, 2011	$—	$—	$—

Note 16
SHARE REPURCHASES
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
During 2011, we repurchased $800 million in outstanding shares, representing 29.9 million shares at an average price of $26.72 per share. Since the inception of the program in the fourth quarter of 2010, we have repurchased a cumulative $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share.

In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. These repurchases will be in addition to those authorized under the October 2010 resolution and are subject to the cumulative 65 million share repurchase limit. We currently expect to purchase at least $500 million in outstanding shares during 2012 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases.

Note 17
ACQUISITION OF NORWAY AND SWEDEN BOTTLING OPERATIONS

On October 2, 2010, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Norway-Sweden SPA, for a purchase price of $822 million plus a net purchase price adjustment of $50 million related to working capital and EBITDA (as defined; refer to Note 1). These operations serve approximately 14 million people across Norway and Sweden and have allowed us to further expand our operations across Western Europe.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in millions):

Assets & Liabilities	Amounts
Current assets(A)	$210
Property, plant, and equipment	357
Franchise license intangible assets(B)	496
Customer relationships(C)	23
Other noncurrent assets	1
Current liabilities	(183)
Noncurrent liabilities	(158)
Net assets acquired	746
Goodwill(D)	126
Total purchase price	$872
___________________________

(A)	Current assets included cash and cash equivalents of $72 million, trade accounts receivable of $73 million, inventories of $48 million, and other current assets of $17 million.

(B)
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

(C)	The value assigned to customer relationships is being amortized over a period of 20 years, beginning on the date of acquisition.

(D)
Goodwill represented the excess of the purchase price (including the working capital and EBITDA adjustments; refer to Note 3) over the net tangible and intangible assets acquired, and was not deductible for tax purposes. This goodwill was primarily attributable to additional company-specific synergies we expected to be able to achieve by integrating Norway and Sweden into our existing operations. Additionally, a portion of the goodwill was attributable to future cash flows we expected to generate by expanding certain non-TCCC brands, such as Monster Energy drinks, into these territories.

The bottling operations in Norway and Sweden have been included in our Consolidated Financial Statements from October 2, 2010, and contributed $222 million in net operating revenues and $6 million in operating income during the fourth quarter of 2010.

The following table summarizes our pro forma results (unaudited) for the periods presented, as if the bottling operations in Norway and Sweden were included in our Consolidated Financial Statements as of January 1 of each year (in millions):

	2010(A)	2009(A)
Net operating revenues	$7,428	$7,410
Operating income	866	861
___________________________

(A)
Amounts have been calculated after conforming accounting policies to the extent practicable and adjusting the results of Norway and Sweden to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments of property, plant, and equipment and intangible assets had been applied on January 1, 2009.

Note 18
SUBSEQUENT EVENT

Norway Business Optimization Program

We have initiated a project in Norway to restructure and optimize certain aspects of our operations. This project includes migrating our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to gain further market share in Norway by improving our competitive position through increased packaging flexibility, improved variety and convenience for customers and consumers, and enhanced operational efficiency. We expect the transition to result in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project will occur during 2012 and 2013 and is expected to result in approximately $60 million in capital costs and approximately $50 million in nonrecurring restructuring charges.

Note 19
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the periods presented (in millions, except per share data):

2011	First(A) (B)	Second(C)	Third(D)	Fourth(E)	Full Year
Net operating revenues	$1,844	$2,407	$2,140	$1,893	$8,284
Gross profit	661	894	808	667	3,030
Operating income	164	359	330	180	1,033
Net income	106	246	284	113	749
Basic earnings per common share(G)	$0.32	$0.76	$0.90	$0.37	$2.35
Diluted earnings per common share(G)	$0.31	$0.74	$0.88	$0.36	$2.29

2010	First(A) (B) (F)	Second(C) (F)	Third(D) (F)	Fourth(E)	Full Year
Net operating revenues	$1,508	$1,731	$1,681	$1,794	$6,714
Gross profit	547	650	650	633	2,480
Operating income	167	265	244	134	810
Net income	120	199	208	97	624
Basic earnings per common share(G)(H)	$0.35	$0.59	$0.61	$0.29	$1.84
Diluted earnings per common share(G)(H)	n/a	n/a	n/a	$0.28	$1.83

The following items included in our reported results affected the comparability of our year-over-year quarterly financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability; amounts prior to the Merger include only items related to Legacy CCE’s Europe operating segment).

(A)
Net income in the first quarter of 2011 included (1) net mark-to-market gains totaling $5 million ($4 million net of tax, or $0.01 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $14 million ($10 million net of tax, or $0.03 per diluted common share) related to restructuring activities to harmonize our plant operations and streamline our cooler services business.

Net income in the first quarter of 2010 included (1) net mark-to-market gains totaling $4 million ($3 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $2 million ($2 million net of tax) related to restructuring activities, primarily related to streamlining our cooler services business and harmonizing our plant operations.

(B)	There was one less selling day in the first quarter of 2011 versus the first quarter of 2010.

(C)
Net income in the second quarter of 2011 included (1) net mark-to-market losses totaling $3 million ($2 million net of tax, or less than $0.01 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $1 million ($1 million net of tax, or less than $0.01 per diluted common share) related to restructuring activities; and (3) charges totaling $5 million ($4 million net of tax, or $0.01 per diluted common share) related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger.

Net income in the second quarter of 2010 included (1) net mark-to-market losses totaling $11 million ($9 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $9 million ($8 million net of tax) related to restructuring activities, primarily related to optimizing certain business information system processes.

(D)
Net income in the third quarter of 2011 included (1) net mark-to-market losses totaling $4 million ($3 million net of tax, or $0.01 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $1 million ($1 million net of tax, or less than $0.01 per diluted common share) related to restructuring activities; and (3) a deferred tax benefit of $53 million ($0.16 per diluted common share) due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012.

Net income in the third quarter of 2010 included (1) charges totaling $2 million ($2 million net of tax) related to restructuring activities, primarily to optimize certain business information system processes, streamline our cooler services business, and harmonize our plant operations, and (2) a deferred tax benefit of $25 million due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 1 percent effective April 1, 2011.

(E)
Net income in the fourth quarter of 2011 included (1) net mark-to-market losses totaling $1 million ($1 million net of tax, or less than $0.01 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $3 million ($2 million net of tax, or less than $0.01 per diluted common share) related to restructuring activities.

Net income in the fourth quarter of 2010 included (1) expenses totaling $8 million ($7 million net of tax, or $0.02 per diluted common share) related to the Merger with TCCC; (2) net mark-to-market losses totaling $1 million ($1 million net of tax, or less than $0.01 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and (3) charges totaling $1 million ($1 million net of tax, or less than $0.01 per diluted common share) related to restructuring activities, primarily to streamline and reduce the cost structure of our back-office functions, streamline our cooler services business, and harmonize our plant operations.

(F)
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

(G)
Basic and diluted net earnings per common share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income per share reported for the year.

(H)	Prior to the Merger, we used 339,064,025 as our number of basic weighted average common shares outstanding for the purpose of calculating our basic earnings per common share. This represents the number of our shares outstanding immediately following the Merger. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding. Refer to Note 12.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A report of management on our internal control over financial reporting as of December 31, 2011 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8—Financial Statements and Supplementary Data” in this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our shareowners to be held on April 24, 2012 (our “2012 Proxy Statement”) under the heading “Governance of the Company — Current Board of Directors and Nominees for Election” and is incorporated into this report by reference.

Set forth below is information as of February 10, 2012, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	63
Chairman and Chief Executive Officer since October 2010. Prior to that, he was Chairman and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2008 to October 2010, and President and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2006 to April 2008. From February 2003 until December 2005, he was Chief Executive Officer of InBev, S.A., a global brewer.

William W. Douglas III	51
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

John R. Parker, Jr.	60
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

Hubert Patricot	52
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

Suzanne D. Patterson	50
Vice President, Controller, and Chief Accounting Officer since October 2010. Prior to that, she was Vice President, Controller, and Chief Accounting Officer of Coca-Cola Enterprises Inc. from May 2009 to October 2010 and Vice President, Internal Audit of Coca-Cola Enterprises Inc. from February 2006 to April 2009. From October 2004 to January 2006, she was Vice President, Internal Audit of Sun Microsystems, Inc.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2012 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee and the Audit Committee Financial Expert is in our 2012 Proxy Statement under the heading “Governance of the Company —

Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

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

Information about director compensation is in our 2012 Proxy Statement under the heading “Governance of the Company — Director Compensation” and “Governance of the Company — Committees of the Board — Human Resources and Compensation Committee,” and information about executive compensation is in our 2012 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2012 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2012 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us, TCCC and its affiliates, and certain other persons is in our 2012 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2012 Proxy Statement under the heading “Matters that May be Brought before the Annual Meeting — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Operations — Years Ended December 31, 2011, 2010, and 2009.

Consolidated Balance Sheets — December 31, 2011 and 2010.

Consolidated Statements of Cash Flows — Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2011, 2010, and 2009.

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
among Coca-Cola Enterprises, Inc.,
Coca-Cola Refreshments USA, Inc.,
The Coca-Cola Company and Cobalt Subsidiary LLC.
Exhibit 2.1 to our Current Report on Form 8-K, filed September 7, 2010.

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2010.

3.2	Bylaws of International CCE Inc.	Exhibit 3.2 to our Proxy Statement/Prospectus in Amendment No. 3 to Registration Statement on Form S-4 (333-167067) filed on August 19, 2010.

4.1	Form of Indenture between International CCE Inc. and Deutsche Bank Trust Company Americas, as Trustee.	Exhibit 4.1 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (333-168565) filed on September 1, 2010.

4.2	Form of 2.125% Notes due 2015.	Exhibit 4.1 to our Current Report on Form 8-K filed on September 14, 2010.

4.3	Form of 3.500% Notes due 2020.	Exhibit 4.2 to our Current Report on Form 8-K filed on September 14, 2010.

4.4	Form of 1.125% Notes due 2013.	Exhibit 4.1 to our Current Report on Form 8-K filed on November 12, 2010.

4.5	Form of 2.000% Notes due 2016.	Exhibit 4.1 to our Current Report on Form 8-K filed on August 19, 2011.

4.6	Form of 3.250% Notes due 2021.	Exhibit 4.2 to our Current Report on Form 8-K filed on August 19, 2011.

4.7	Form of 4.500% Notes due 2021.	Exhibit 4.1 to our Current Report on Form 8-K filed on February 18, 2011.

4.8	Form of Floating Rate Notes due 2014.	Exhibit 4.2 to our Current Report on Form 8-K filed on February 18, 2011.

10.1	Coca-Cola Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors (Effective October 2, 2010).*	Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.2	Coca-Cola Enterprises, Inc. Supplemental Savings Plan (Effective October 2, 2010).*	Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.3	Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.4	Employment Agreement between William Douglas and Coca-Cola Enterprises, Inc.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.5	Employment Agreement between John Parker and Coca-Cola Enterprises, Inc.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.6	Employment Agreement between Suzanne D. Patterson and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.7	Employment Agreement between Hubert Patricot and Coca-Cola Enterprises Europe, Ltd., dated January 28, 2009.	Exhibit 10.8 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.8.1	The Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (Effective October 2, 2010).*	Exhibit 4.1 to our Registration Statement on Form S-8 (Date of Report: October 4, 2010).

10.8.2	Form of Stock Option Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.3	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.4	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan and the 2010 UK Approved Option Subplan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.5	Form of Restricted Stock Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.6	Form of Restricted Stock Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.7	Form of Performance Share Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.8.8	Form of Performance Share Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.1	The Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan (As Amended and Restated) (Effective December 14, 2010).*	Exhibit 10.9.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.9.2	Form of Stock Option Agreement for Nonemployee Directors under the 2001 Stock Option Plan.*†	Exhibit 99.2 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: December 13, 2004).

10.9.3	Form of Stock Option Agreement in connection with the 2001 Stock Option Plan and 2001 Stock Option Plan for French Employees.*	Exhibit 10.14.4 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.4	Form of Stock Option Agreement (Senior Officers Residing in the United Kingdom) in connection with the 2001 Stock Option Plan and the 2002 United Kingdom Approved Stock Option Subplan.* †	Exhibit 10.14.5 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300), for the fiscal year ended December 31, 2008.

10.9.5	Form of Restricted Stock Agreement in connection with the 2004 Stock Award Plan.* †	Exhibit 99.4 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.9.6	Form of Stock Option Agreement for Nonemployee Directors in connection with the 2004 Stock Award Plan.* †	Exhibit 99.3 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.9.7	Form of 2005 Stock Option Agreement in connection with the 2004 Stock Award Plan.* †	Exhibit 99.2 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.9.8	Form of 2006 and 2007 Stock Option Agreement (Chief Executive Officer) in connection with 2004 Stock Award Plan.* †	Exhibit 10.1 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.9.9	Form of 2006 and 2007 Stock Option Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.* †	Exhibit 10.3 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.9.10	Form of 2007 Stock Option Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.31 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.9.11	Form of 2007 Stock Option Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.32 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.9.12	Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.* †	Exhibit 10.16.4 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.13	Form of Stock Option Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.16.5 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.14	Form of 2007 Restricted Stock Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).* †	Exhibit 10.16.7 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.15	Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.* †	Exhibit 10.16.12 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.9.16	Form of Performance Share Unit Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Award Incentive Plan for Awards after October 29, 2008.* †	Exhibit 10.16.13 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.10	The Coca-Cola Enterprises, Inc. Executive Long-Term Disability Plan (Effective October 2, 2010).*	Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

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
Exhibit 10.1 to our Current Report on Form 8-K filed on August 26, 2010.

10.12	Transition Services Agreement dated as of October 2, 2010 among Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.1 to our Current Report on Form 8-K filed on October 5, 2010.

10.13
Form of Bottler's Agreement made and entered into with effect from October 2, 2010, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.2 to our Current Report on Form 8-K filed on October 5, 2010.

10.14	Incidence Pricing Agreement dated as of October 2, 2010 between Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.3 to our Current Report on Form 8-K filed on October 5, 2010.

10.15
Form of Corporate Name Letter dated as of October 2, 2010 by and among Coca-Cola Enterprises, Inc., The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.4 to our Current Report on Form 8-K filed on October 5, 2010.

10.16	Tax Sharing Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc. and The Coca-Cola Company.	Exhibit 10.5 to our Current Report on Form 8-K filed on October 5, 2010.

10.17	Employee Matters Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc. and The Coca-Cola Company.	Exhibit 10.6 to our Current Report on Form 8-K filed on October 5, 2010.

10.18	Trust Deed and Rules of the Coca-Cola Enterprises UK Employee Share Plan.	Exhibit 4.2 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.19	Rules of the Coca-Cola Enterprises Belgium/Coca-Cola Enterprises Services Belgian and Luxembourg Stock Savings Plan.	Exhibit 4.3 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.20	Form of Director Indemnification Agreement.	Filed herewith.

12	Statement re: computation of ratios.	Filed herewith.

21	Subsidiaries of Coca-Cola Enterprises, Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
___________________________

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).
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

Date: February 10, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. BROCK	Chairman and Chief Executive Officer	February 10, 2012
(John F. Brock)

/s/ WILLIAM W. DOUGLAS III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 10, 2012
(William W. Douglas III)

/s/ SUZANNE D. PATTERSON	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	February 10, 2012
(Suzanne D. Patterson)

*	Director	February 10, 2012
(Jan Bennink)

*	Director	February 10, 2012
(Calvin Darden)

*	Director	February 10, 2012
(L. Phillip Humann)

*	Director	February 10, 2012
(Orrin H. Ingram, II)

*	Director	February 10, 2012
(Donna A. James)

*	Director	February 10, 2012
(Thomas H. Johnson)

*	Director	February 10, 2012
(Suzanne B. Labarge)

*	Director	February 10, 2012
(Véronique Morali)

*	Director	February 10, 2012
(Garry Watts)

*	Director	February 10, 2012
(Curtis R. Welling)

*	Director	February 10, 2012
(Phoebe A. Wood)

*By:	/s/ JOHN R. PARKER, JR
John R. Parker, Jr
Attorney-in-Fact