Form 10-Q
period 2012-03-30
COCA-COLA ENTERPRISES, INC.
filed 2012-04-27
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012
or

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
300,034,814 Shares of $0.01 Par Value Common Stock as of March 30, 2012

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2012

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	First Quarter
	2012	2011
Net operating revenues	$1,868	$1,844
Cost of sales	1,212	1,183
Gross profit	656	661
Selling, delivery, and administrative expenses	485	497
Operating income	171	164
Interest expense, net	23	19
Other nonoperating income (expense), net	1	(1)
Income before income taxes	149	144
Income tax expense	40	38
Net income	$109	$106
Basic earnings per common share	$0.36	$0.32
Diluted earnings per common share	$0.35	$0.31
Dividends declared per common share	$0.16	$0.12
Basic weighted average common shares outstanding	302	329
Diluted weighted average common shares outstanding	310	338
Income (expense) from transactions with The Coca-Cola Company—Note 5:
Net operating revenues	$3	$4
Cost of sales	(491)	(532)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	First Quarter
	2012	2011
Net income	$109	$106
Components of other comprehensive income:
Currency translations	122	175
Net investment hedges, net of tax	(5)	(2)
Cash flow hedges, net of tax	(1)	17
Pension plan liability adjustments, net of tax	3	1
Other comprehensive income	119	191
Comprehensive income	$228	$297

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 30, 2012	December 31, 2011
ASSETS
Current:
Cash and cash equivalents	$296	$684
Trade accounts receivable, less allowances of $17 and $16, respectively	1,589	1,387
Amounts receivable from The Coca-Cola Company	62	64
Inventories	441	403
Other current assets	177	148
Total current assets	2,565	2,686
Property, plant, and equipment, net	2,250	2,230
Franchise license intangible assets, net	3,890	3,771
Goodwill	130	124
Other noncurrent assets, net	329	283
Total assets	$9,164	$9,094
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,702	$1,716
Amounts payable to The Coca-Cola Company	86	116
Current portion of debt	244	16
Total current liabilities	2,032	1,848
Debt, less current portion	2,788	2,996
Other noncurrent liabilities	183	160
Noncurrent deferred income tax liabilities	1,219	1,191
Total liabilities	6,222	6,195
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 344,020,632 and 343,394,495 shares, respectively	3	3
Additional paid-in capital	3,758	3,745
Reinvested earnings	699	638
Accumulated other comprehensive loss	(354)	(473)
Common stock in treasury, at cost – 43,985,818 and 38,445,287 shares, respectively	(1,164)	(1,014)
Total shareowners’ equity	2,942	2,899
Total liabilities and shareowners’ equity	$9,164	$9,094

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Quarter
	2012	2011
Cash Flows from Operating Activities:
Net income	$109	$106
Adjustments to reconcile net income to net cash (used in) derived from operating activities:
Depreciation and amortization	86	78
Deferred income tax benefit	(35)	(43)
Pension expense less than contributions	(48)	(4)
Net changes in assets and liabilities	(241)	(129)
Net cash (used in) derived from operating activities	(129)	8
Cash Flows from Investing Activities:
Capital asset investments	(72)	(83)
Net cash used in investing activities	(72)	(83)
Cash Flows from Financing Activities:
Net change in commercial paper	—	(145)
Issuances of debt	—	400
Payments on debt	(4)	(4)
Share repurchases	(150)	(200)
Dividend payments on common stock	(48)	(39)
Exercise of employee share options	6	2
Net cash received from The Coca-Cola Company for transaction-related items	—	48
Net cash (used in) derived from financing activities	(196)	62
Net effect of currency exchange rate changes on cash and cash equivalents	9	13
Net Change in Cash and Cash Equivalents	(388)	—
Cash and Cash Equivalents at Beginning of Period	684	321
Cash and Cash Equivalents at End of Period	$296	$321

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the first quarter of 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expense allocations) considered necessary for fair presentation have been included. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K).
Our Condensed Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest. All significant intercompany accounts and transactions are eliminated in consolidation.
For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012	65	65	65	66	261
2011	65	65	65	65	260
Change	—	—	—	1	1

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	March 30, 2012	December 31, 2011
Finished goods	$262	$225
Raw materials and supplies	179	178
Total inventories	$441	$403

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	March 30, 2012	December 31, 2011
Land	$159	$154
Building and improvements	915	880
Machinery, equipment, and containers	1,585	1,487
Cold drink equipment	1,512	1,446
Vehicle fleet	120	116
Furniture, office equipment, and software	334	320
Property, plant, and equipment	4,625	4,403
Less: Accumulated depreciation and amortization	2,535	2,387
	2,090	2,016
Construction in process	160	214
Property, plant, and equipment, net	$2,250	$2,230

 NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	March 30, 2012	December 31, 2011
Trade accounts payable	$451	$473
Accrued marketing costs	519	461
Accrued compensation and benefits	241	262
Accrued taxes	233	239
Accrued deposits	101	97
Other accrued expenses	157	184
Accounts payable and accrued expenses	$1,702	$1,716

NOTE 5—RELATED PARTY TRANSACTIONS
Transactions with The Coca-Cola Company (TCCC)
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	First Quarter
	2012	2011
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$3	$4
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(530)	$(563)
Purchases of finished products	(12)	(12)
Marketing support funding earned	51	43
Total	$(491)	$(532)

For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS
We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include currency exchange risk, commodity price risk, and interest rate risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

The fair value of our derivative contracts (including forwards, options, cross currency swaps, and interest rate swaps) is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable spot, forward, and discount rates which are current as of the valuation date. The standard valuation model for our option contracts also includes implied volatility which is specific to individual options and is based on rates quoted from a widely used third-party resource. Refer to Note 15.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	March 30, 2012	December 31, 2011
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements(A)	Other current assets	$1	$—
Non-U.S. currency contracts(B)	Other current assets	30	11
Interest rate swap agreements	Other noncurrent assets, net	1	—
Non-U.S. currency contracts	Other noncurrent assets, net	—	26
Total		32	37
Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Other current assets	2	3
Commodity contracts	Other current assets	6	5
Commodity contracts	Other noncurrent assets, net	1	—
Total		9	8
Total Assets		$41	$45
Liabilities:
Derivatives designated as hedging instruments:
Non-U.S. currency contracts(B)	Accounts payable and accrued expenses	$37	$28
Non-U.S. currency contracts	Other noncurrent liabilities	18	1
Total		55	29
Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Accounts payable and accrued expenses	9	7
Commodity contracts	Accounts payable and accrued expenses	2	2
Commodity contracts	Other noncurrent liabilities	—	1
Total		11	10
Total Liabilities		$66	$39
___________________________

(A)	Amount includes the gross interest receivable on our interest rate swap agreements.

(B)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.
Fair Value Hedges
We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense on our Condensed Consolidated Statements of Income. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of the periods presented:

	March 30, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	USD 400 million	November 2013	N/A	N/A

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		First Quarter
Fair Value Hedging Instruments(A)	Location - Statements of Income	2012	2011
Interest rate swap agreements	Interest expense, net	$1	$—
Fixed-rate debt	Interest expense, net	(1)	—
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.
Cash Flow Hedges
We use cash flow hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on debt issuances in a non-functional currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a non-U.S. currency have been converted into U.S. dollars using the period end spot rate):

	March 30, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency contracts	USD 1.6 billion	June 2021	USD 1.6 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Loss Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Cash Flow Hedging Instruments	2012	2011
Non-U.S. currency contracts	$(18)	$(34)

		Amount of Loss Reclassified from AOCI into Earnings(B)
		First Quarter
Cash Flow Hedging Instruments	Location - Statements of Income	2012	2011
Non-U.S. currency contracts	Cost of sales	$(2)	$—
Non-U.S. currency contracts(C)	Other nonoperating income (expense), net	(15)	(51)
Total		$(17)	$(51)
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $8 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

(C)
The loss recognized on these currency contracts is offset by the gain recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating income (expense), net on our Condensed Consolidated Statements of Income.

Economic (Non-designated) Hedges
We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including purchases of aluminum and vehicle fuel. At times, we also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans and certain cash equivalents denominated in non-functional currencies. The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a non-U.S. currency have been converted into U.S. dollars using the period end spot rate):

	March 30, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency contracts	USD 453 million	September 2012	USD 404 million	September 2012
Commodity contracts	USD 94 million	December 2013	USD 95 million	December 2013
Changes in the fair value of outstanding economic hedges are recognized each reporting period in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the hedged risk. The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

	First Quarter
Location - Statements of Income	2012	2011
Cost of sales	$3	$—
Selling, delivery, and administrative expenses	4	7
Other nonoperating income (expense), net(A)	(11)	(14)
Total	$(4)	$(7)
 ___________________________

(A)
The loss recognized on these currency contracts is offset by the gain recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating income (expense), net on our Condensed Consolidated Statements of Income.

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
As of March 30, 2012, our Corporate segment earnings included net mark-to-market gains on non-designated commodity hedges totaling $3 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12. The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2011	$(3)	$2	$(1)
Gains recognized during the period and recorded in the Corporate segment, net	1	3	4
Losses (gains) transferred to the Europe operating segment, net	1	(1)	—
Balance at March 30, 2012	$(1)	$4	$3
 ___________________________

(A)
Over the next 12 months, deferred gains totaling $2 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Net Investment Hedges
We have entered into currency forwards and options designated as net investment hedges of our non-U.S. subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating income (expense), net on our Condensed Consolidated Statements of Income. During the first quarter of 2012 and 2011, we recorded net of tax losses of $5 million and $2 million, respectively, in AOCI on our Condensed Consolidated Balance Sheets related to these hedges. During the first quarter of 2012 and 2011, the amount of ineffectiveness associated with these hedges was not material. The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	March 30, 2012		December 31, 2011
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Non-U.S. currency contracts	USD 445 million	December 2013	USD 125 million	December 2012

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	March 30, 2012		December 31, 2011
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar notes due 2013-2021	$2,290	2.6%	$2,289	2.6%
Euro notes due 2017	467	3.1	453	3.1
Swiss franc notes due 2013	222	3.8	213	3.8
Capital lease obligations(B)	53	n/a	57	n/a
Total debt(C) (D)	3,032		3,012
Less: current portion of debt	244		16
Debt, less current portion	$2,788		$2,996
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	These amounts represent the present value of our minimum capital lease payments.

(C)	At March 30, 2012, approximately $222 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.

(D)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.1 billion at March 30, 2012 and December 31, 2011. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At March 30, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 30, 2012. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 8—COMMITMENTS AND CONTINGENCIES
Tax Audits
Our tax filings are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. We believe that we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will pay some amount.
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
We have certain indemnity obligations to TCCC resulting from the Merger Agreement (the Agreement) with TCCC that occurred on October 2, 2010. For additional information regarding the transaction with TCCC (the Merger), including our remaining indemnity obligations to TCCC, refer to the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	First Quarter
	2012	2011
Components of net periodic benefit costs:
Service cost	$13	$12
Interest cost	14	14
Expected return on plan assets	(20)	(18)
Amortization of net prior service cost	1	—
Amortization of actuarial loss	3	2
Net periodic benefit cost	11	10
Other	—	3
Total costs	$11	$13
Contributions
Contributions to our pension plans totaled $59 million and $17 million during the first quarter of 2012 and 2011, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2012, as well as actual contributions for the year ended December 31, 2011 (in millions):

	Projected(A) 2012	Actual(A) 2011
Total pension contributions	$100	$68
 ___________________________

(A)
These amounts represent only contributions made by CCE. During the first quarter of 2012, we contributed an incremental $40 million to our Great Britain defined benefit pension plan to improve the funded status of this plan. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10—TAXES
Our effective tax rate was approximately 27 percent and 26 percent for the first quarter of 2012 and 2011, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Quarter
	2012	2011
U.S. federal statutory expense	$52	$50
Taxation of non-U.S. operations, net(A)	(23)	(24)
U.S. taxation of non-U.S. earnings, net of tax credits	9	8
Nondeductible items	1	3
Other, net	1	1
Total provision for income taxes	$40	$38
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

Repatriation of Current Non-U.S. Earnings to the U.S.
During the fourth quarter of 2012, we expect to repatriate to the U.S. a portion of our 2012 non-U.S. earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 non-U.S. earnings and our actual 2012 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested outside of the U.S. and, if we do not generate sufficient current year non-U.S. earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical non-U.S. earnings and future non-U.S. earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service non-U.S. operations, non-U.S. debt, and to fund future acquisitions. For additional information about our undistributed non-U.S. earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.
Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a Tax Sharing Agreement (TSA) with TCCC. Under the TSA, we have agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally related to periods prior to October 2, 2010 as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA. Some of these indemnifications extend through 2014. As of March 30, 2012, the unamortized liability related to these indemnifications was $29 million, of which $19 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $10 million is recorded in other noncurrent liabilities on our Condensed Consolidated Balance Sheets.
In the future, there could be additional tax items related to the Merger that require cash settlements under the TSA as tax audits are resolved and refund claims are pursued by both us and TCCC. For additional information about the TSA and related accruals, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 11—EARNINGS PER SHARE
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

	First Quarter
	2012	2011
Net income	$109	$106
Basic weighted average common shares outstanding	302	329
Effect of dilutive securities(A)	8	9
Diluted weighted average common shares outstanding	310	338
Basic earnings per common share	$0.36	$0.32
Diluted earnings per common share	$0.35	$0.31
_________________________

(A)
Options to purchase 9 million common shares were outstanding as of March 30, 2012 and April 1, 2011. For the first quarter of 2012 and 2011, options to purchase 1.2 million and 1.0 million common shares were not included in the computation of diluted earnings per share, because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the first quarter of 2012, we issued an aggregate of 0.6 million shares of common stock from the exercise of share options with a total intrinsic value of $9 million.
Dividend payments on our common stock totaled $48 million and $39 million during the first quarter of 2012 and 2011, respectively. In February 2012, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net operating revenues during the first quarter of 2012 or 2011.
Our segment operating income includes the segment’s revenue less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net operating revenues and operating income are the primary financial measures.
Mark-to-market gains/losses related to our non-designated commodity hedges are recognized in the earnings of our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the earnings of our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges. For additional information about our non-designated hedges, refer to Note 6.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
First Quarter 2012:
Net operating revenues(A)	$1,868	$—	$1,868
Operating income(B)	207	(36)	171
Capital asset investments	69	3	72
First Quarter 2011:
Net operating revenues(A)	$1,844	$—	$1,844
Operating income(B)	200	(36)	164
Capital asset investments	83	—	83
___________________________

(A)	The following table summarizes the contribution of total net operating revenues by country as a percentage of total net operating revenues for the periods presented:

	First Quarter
	2012	2011
Net operating revenues
Great Britain	33%	33%
France	31	30
Belgium	15	15
The Netherlands	8	9
Norway	7	7
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market gains on our non-designated commodity hedges totaling $4 million and $5 million for the first quarter of 2012 and 2011, respectively. As of March 30, 2012, our Corporate segment earnings included net mark-to-market gains on non-designated commodity hedges totaling $3 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	First Quarter
	2012	2011
Europe	$8	$14
Corporate	—	—
Total	$8	$14

Norway Business Optimization Program

We have initiated a project in Norway to restructure and optimize certain aspects of our operations. This project includes changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to gain further market share in Norway by improving our competitive position through increased packaging flexibility, improved variety and convenience for customers and consumers, and enhanced operational efficiency. We expect the transition to result in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project will take place during 2012 and 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $50 million in nonrecurring restructuring charges. As of the end of the first quarter of 2012, we had invested $18 million in cumulative capital expenditures under this program and have incurred cumulative nonrecurring restructuring charges of $8 million. The nonrecurring restructuring charges are included in SD&A expenses on our Condensed Consolidated Statements of Income. The following table summarizes these restructuring charges for the periods presented (in millions):

	Accelerated Depreciation(A)	Other	Total
Balance at December 31, 2011	$—	$—	$—
Provision	7	1	8
Noncash items	(7)	—	(7)
Balance at March 30, 2012	$—	$1	$1
___________________________

(A)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

Supply Chain Initiatives and Business Optimization
In 2009, we began a restructuring program principally designed to optimize our business information systems, harmonize our plant operations, and streamline our cooler services business. During the first quarter of 2011, we recorded restructuring charges related to this program totaling $14 million. These charges were included in SD&A expenses on our Condensed Consolidated Statements of Income. We were substantially complete with these restructuring activities by the end of 2011. The cumulative cost of this program was $42 million. The following table summarizes these restructuring activities for the periods presented (in millions):

	Severance Pay and Benefits	Other	Total
Balance at December 31, 2010	$4	$—	$4
Provision	15	4	19
Cash payments	(9)	(4)	(13)
Balance at December 31, 2011	$10	$—	$10
Cash payments	(4)	—	(4)
Balance at March 30, 2012	$6	$—	$6

NOTE 14—SHARE REPURCHASE PROGRAM
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011, and resulted in the repurchase of $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. We can repurchase shares in the open market and in privately negotiated transactions. During the first quarter of 2012, we repurchased $150 million in outstanding shares, representing 5.5 million shares at an average price of $27.09 per share. We currently plan to repurchase at least $350 million in additional outstanding shares during the remainder of 2012 under this program, subject to economic, operating, and other factors, including acquisition opportunities.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 15 —FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	March 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$41	$—	$41	$—
Derivative liabilities(A)	$66	$—	$66	$—
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$45	$—	$45	$—
Money market funds(B)	410	—	410	—
Total assets	$455	$—	$455	$—
Derivative liabilities(A)	$39	$—	$39	$—
 ___________________________

(A)
We are required to report our derivative instruments at fair value. We calculate our derivative asset and liability values using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. The fair value of our derivative contracts (including forwards, options, cross currency swaps, and interest rate swaps) is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable spot, forward, and discount rates which are current as of the valuation date. The standard valuation model for our option contracts also includes implied volatility which is specific to individual options and is based on rates quoted from a widely used third-party resource.

(B)
We had investments in certain money market funds that held a portfolio of short-term, high-quality, fixed-income securities issued by the U.S. Government that were required to be reported at fair value. We classified these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The fair value of these investments approximated their carrying value because of their short maturities. These investments are not publicly traded, so their fair value was determined based on the values of the underlying investments in money market funds.

COCA-COLA ENTERPRISES, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Business and Basis of Presentation
We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, and weather patterns.
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the first quarter of 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in the first quarter of 2012 versus the first quarter of 2011 (based upon a standard five-day selling week). Year-over-year selling days will be the same in the second and third quarters, and there will be one additional selling day in the fourth quarter of 2012 versus the fourth quarter of 2011.
Relationship with TCCC
We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified. Our financial results are greatly impacted by our relationship with TCCC. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Financial Results
Our net income in the first quarter of 2012 was $109 million, or $0.35 per diluted common share, compared to net income of $106 million, or $0.31 per diluted common share, in the first quarter of 2011. The following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
First Quarter 2012

•	Charges totaling $8 million related to restructuring activities; and

•	Net mark-to-market gains totaling $4 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.
First Quarter 2011

•	Charges totaling $14 million related to restructuring activities; and

•	Net mark-to-market gains totaling $5 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period.
Financial Summary
Our financial performance during the first quarter of 2012 reflects the impact of the following significant factors:

•	Challenging operating conditions reflecting the impact of the French excise tax increase, a continued soft macroeconomic environment, and unfavorable weather conditions early in the quarter;

•	Higher cost of sales and net operating revenues driven, in part, by the increased French excise tax (substantially all of the increased cost was borne by our customers in the form of higher prices);

•	A modest volume decline reflecting the challenging operating environment and prior year growth hurdles;

•	Limited operating expense growth driven by our continued focus on operating expense control initiatives, the timing of certain expenses, and lower sales volume; and

COCA-COLA ENTERPRISES, INC.

•	Unfavorable currency exchange rate changes that decreased operating income in the first quarter of 2012 by 5.0 percent ($0.02 per diluted common share).
During the first quarter of 2012, our performance was impacted by challenging operating conditions, including the French excise tax increase, a continued soft macroeconomic environment, and unfavorable weather conditions early in the quarter. These factors, along with prior year growth hurdles, led to a modest volume decline of 0.5 percent for the quarter. Our bottle and can price per case excluding the impact of the French excise tax increase grew 2.5 percent during the quarter (5.0 percent including the French excise tax increase). Volume in our continental European territories (including Norway and Sweden) was flat year-over-year, reflecting increased sales of juice drinks such as Capri-Sun, offset by a decline in our other sparkling flavors, such as Sprite and Fanta. Our volume in Great Britain decreased 1.0 percent for the quarter, driven by a decrease in still beverage sales versus strong prior year growth, offset by higher sales of Coca-Cola trademark beverages and the continued strong performance of our energy portfolio, including Monster. Our bottle and can cost of sales per case excluding the French excise tax increase grew 2.5 percent during the quarter (6.5 percent including the French excise tax increase). Overall, the cost environment remains challenging, and we continue to utilize supplier agreements and hedging instruments, when possible, to mitigate our exposure to commodity volatility. During the first quarter of 2012, we also continued to drive initiatives designed to limit the growth of our underlying operating expenses. We intend to remain diligent in these efforts throughout 2012 as we navigate the marketplace challenges and the increased expenditures we expect to incur as a result of our planned 2012 summer initiatives including the 2012 London Olympics and the Euro 2012 soccer tournament.

 Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net operating revenues for the periods presented:

	First Quarter
	2012	2011
Net operating revenues	100.0%	100.0%
Cost of sales	64.9	64.2
Gross profit	35.1	35.8
Selling, delivery, and administrative expenses	26.0	27.0
Operating income	9.1	8.8
Interest expense, net	1.2	1.0
Other nonoperating income (expense), net	0.1	—
Income before income taxes	8.0	7.8
Income tax expense	2.2	2.1
Net income	5.8%	5.7%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
Europe	$207	121.0%	$200	122.0%
Corporate	(36)	(21.0)	(36)	(22.0)
Consolidated	$171	100.0%	$164	100.0%

COCA-COLA ENTERPRISES, INC.

Our operating income increased in the first quarter of 2012 to $171 million from $164 million in the first quarter of 2011. The following table summarizes the significant components of the year-over-year change in our operating income for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2012
	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$96	58.5%
Impact of bottle and can cost-mix on gross profit	(72)	(44.0)
Impact of bottle and can volume on gross profit	(3)	(1.5)
Impact of post-mix, non-trade, and other on gross profit	(6)	(3.5)
Net mark-to-market losses related to non-designated commodity hedges	(1)	(0.5)
Net impact of restructuring charges	6	3.5
Other selling, delivery, and administrative expenses	(4)	(2.5)
Currency exchange rate changes	(8)	(5.0)
Other changes	(1)	(0.5)
Change in operating income	$7	4.5%
Net Operating Revenues
Net operating revenues increased 1.5 percent in the first quarter of 2012 to $1.9 billion from $1.8 billion in the first quarter of 2011. This change includes a 2.5 percent increase due to the increased French excise tax, offset by a 3.5 percent decrease due to unfavorable currency exchange rate changes.
Net operating revenues per case increased 2.0 percent in the first quarter of 2012 versus the first quarter of 2011. The following table summarizes the significant components of the year-over-year change in our net operating revenues per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2012
Changes in net operating revenues per case:
Bottle and can net price per case (excluding French excise tax increase)	2.5%
French excise tax increase	2.5
Bottle and can currency exchange rate changes	(3.5)
Post-mix, non-trade, and other	0.5
Change in net operating revenue per case	2.0%
During the first quarter of 2012, our bottle and can sales accounted for approximately 95 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Excluding the French excise tax increase, our bottle and can net price per case growth during the first quarter of 2012 reflects our annual rate increase, revenue growth strategies, and promotional activity.

During the first quarter of 2012, our net operating revenues included approximately $40 million in incremental revenue as a result of the cost associated with the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive), substantially all of which was borne by our customers in the form of higher prices. We estimate that the full year 2012 impact on our net operating revenues will be approximately $190 million.

COCA-COLA ENTERPRISES, INC.

Volume
The following table summarizes the year-over-year change in our bottle and can volume for the period presented (selling days were the same in the first quarter of 2012 and 2011; rounded to the nearest 0.5 percent):

First Quarter 2012
Change in volume	(0.5)%

Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented (selling days were the same in the first quarter of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	First Quarter
	Change	2012 Percent of Total	2011 Percent of Total
Coca-Cola trademark	1.0%	70.0%	69.0%
Sparkling flavors and energy	(2.0)	16.5	17.0
Juices, isotonics, and other	(7.5)	10.5	11.0
Water	1.5	3.0	3.0
Total	(0.5)%	100.0%	100.0%

During the first quarter of 2012, volume declined 0.5 percent versus the first quarter of 2011, reflecting the impact of (1) the increased French excise tax; (2) prior year growth hurdles; (3) continued macroeconomic challenges; and (4) unfavorable weather conditions early in the quarter. We experienced improved volume trends during the latter part of the quarter, aided by warmer than usual weather in March and the shift of the Easter holiday.

Our volume performance for the quarter included a 5.5 percent decline in the sale of our still beverages, offset partially by modest growth in our sparkling beverage brands, which grew 0.5 percent. Volume in continental Europe (including our Norway and Sweden territories) remained flat year-over-year, which included a modest volume decline in France. Great Britain also experienced an overall volume decline during the first quarter of 2012 of 1.0 percent. Both our continental Europe and Great Britain territories experienced increased challenges as a result of prior year growth hurdles, particularly in our sparkling flavors such as Sprite and Fanta, and our juice portfolio, including Ocean Spray and Capri-Sun. These decreases were partially offset by the continued growth of our Coca-Cola trademark brands, especially Coca-Cola Zero, and our energy brands, such as Monster. During 2012, we will continue our portfolio innovation with the launch of products with new sweetener alternatives, such as stevia, the expansion of our Fanta line with new flavors such as Mango and Passionfruit, and the re-launch of our Nestea brand.  In addition to these product innovations, we also have several packaging initiatives planned for 2012 including a new 375 milliliter bottle and a 250 milliliter can. These product and packaging initiatives are designed to create new price points and to help meet our expanding consumer demands.
Our Coca-Cola trademark sparkling brand volume increased 1.0 percent in the first quarter of 2012 as compared to the first quarter of 2011. This increase was driven by a greater than 10.0 percent increase in the sale of Coca-Cola Zero, offset partially by a decline in the sale of Diet Coke/Coca-Cola light. Sparkling flavors and energy volume declined 2.0 percent in the first quarter of 2012, reflecting volume declines in other soft drink flavor brands including Sprite, Fanta, and Schweppes, offset partially by higher sales of energy brands, which grew more than 30.0 percent with solid growth in the sale of Monster, Burn, and POWERade Energy. Juices, isotonics, and other volume decreased 7.5 percent in the first quarter of 2012, reflecting declines in the sale of our other juice brands including Minute Maid, Oasis, and Ocean Spray. Sales volume of our water brands increased 1.5 percent in the first quarter of 2012, reflecting an increase in sales of Abbey Well Mineral Water and Bonaqua.

COCA-COLA ENTERPRISES, INC.

Consumption
The following table summarizes our volume by consumption type for the periods presented (selling days were the same in the first quarter of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	First Quarter
	Change	2012 Percent of Total	2011 Percent of Total
Multi-serve(A)	(2.0)%	56.5%	57.5%
Single-serve(B)	1.5	43.5	42.5
Total	(0.5)%	100.0%	100.0%
___________________________

(A)
Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are intended for consumption in the future.

(B)
Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and are intended for consumption shortly after purchase.

Packages
The following table summarizes our volume by packaging category for the periods presented (selling days were the same in the first quarter of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	First Quarter
	Change	2012 Percent of Total	2011 Percent of Total
PET (plastic)	(3.5)%	43.5%	45.0%
Cans	3.5	41.0	39.5
Glass and other	(1.5)	15.5	15.5
Total	(0.5)%	100.0%	100.0%
Cost of Sales
Cost of sales increased 2.5 percent in the first quarter of 2012 to $1.2 billion. This change includes a 3.5 percent increase due to the implementation of the additional French excise tax beginning January 1, 2012, offset by a 3.5 percent decrease due to currency exchange rate changes. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2012
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs (excluding French excise tax increase)	2.5%
French excise tax increase	4.0
Bottle and can currency exchange rate changes	(3.5)
Change in cost of sales per case	3.0%
The increase in bottle and can ingredient and packaging costs reflects the current cost environment for certain of our raw materials, partially mitigated by the benefit of current supplier agreements and hedging instruments, which provide us with favorable prices for a portion of our commodity purchases.

During the first quarter of 2012, our cost of sales included approximately $40 million in incremental costs as a result of the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive). We estimate that the full year 2012 impact on our cost of sales will be approximately $190 million.

COCA-COLA ENTERPRISES, INC.

Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses decreased $12 million, or 2.5 percent, in the first quarter of 2012 to $485 million from $497 million in the first quarter of 2011. This change includes a decrease due to currency exchange rate changes of 3.0 percent. The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2012
	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(3)	(0.5)%
Delivery and merchandising expenses	4	1.0
Net mark-to-market gains related to non-designated commodity hedges	3	1.0
Net impact of restructuring charges	(6)	(1.5)
Currency exchange rate changes	(13)	(3.0)
Other	3	0.5
Change in SD&A expenses	$(12)	(2.5)%
SD&A expenses as a percentage of net operating revenues was 26.0 percent and 27.0 percent in the first quarter of 2012 and 2011, respectively. During the first quarter of 2012, we were able to minimize the growth of our underlying operating expenses through continued operating expense control initiatives, which will remain a focus of our organization throughout 2012. Our operating expenses during the first quarter of 2012 also reflect the impact of timing of certain expenses and lower sales volume. During the second and third quarters of 2012, we expect our operating expenses to increase as a result of our planned 2012 summer initiatives including the 2012 London Olympics and the Euro 2012 soccer tournament.
Interest Expense, Net
Interest expense, net increased $4 million in the first quarter of 2012 to $23 million from $19 million in the first quarter of 2011. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in millions):

	First Quarter
	2012	2011
Average outstanding debt balance	$3,024	$2,421
Weighted average cost of debt	2.9%	2.9%
Fixed-rate debt (% of portfolio)(A)	84%	96%
Floating-rate debt (% of portfolio)(A)	16%	4%
 ___________________________

(A)
During the first quarter of 2012, we entered into a fixed-to-floating interest rate swap on our $400 million notes due November 2013. As of March 30, 2012, the effective rate on these notes was approximately 0.9 percent. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other Nonoperating Income (Expense), Net
Other nonoperating income, net totaled $1 million during the first quarter of 2012, compared to other nonoperating expense, net of $1 million during the first quarter of 2011. Our other nonoperating income (expense), net principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 27 percent and 26 percent for the first quarter of 2012 and 2011, respectively. We expect our underlying full year 2012 effective tax rate to be approximately 26 percent to 28 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first quarter of 2012 and 2011.

COCA-COLA ENTERPRISES, INC.

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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At March 30, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At March 30, 2012, we had $244 million in debt maturities in the next 12 months. We intend to repay our short-term obligations with either operating cash flow and cash on hand, or by refinancing with commercial paper or long-term debt securities. In the event that we are temporarily unable to issue sufficient debt securities, we expect to have the ability to borrow under our primary committed credit facility.
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. During the first quarter of 2012 we repurchased $150 million in outstanding shares under this program. We currently plan to repurchase at least $350 million in additional outstanding shares during the remainder of 2012 under this program, subject to economic, operating, and other factors, including acquisition opportunities. For additional information about our share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

At March 30, 2012, $226 million of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets were held by consolidated entities that are located outside of the U.S. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe that we are at significant risk of default by our counterparties.

During 2012, we currently expect to repatriate a portion of our 2012 non-U.S. earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 non-U.S. earnings and our actual 2012 U.S.-based cash flow needs. For additional information about repatriation of non-U.S. earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Dividend payments on our common stock totaled $48 million during the first quarter of 2012. In February 2012, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012.
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
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 30, 2012. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES, INC.

Summary of Cash Activities
During the first quarter of 2012, our primary uses of cash included: (1) the repurchase of $150 million of shares under our share repurchase program; (2) capital asset investments of $72 million; (3) dividend payments on common stock of $48 million; and (4) contributions to our defined benefit pension plans of $59 million.
Operating Activities
Our net cash used in operating activities totaled $129 million in the first quarter of 2012 versus net cash derived from operating activities of $8 million in the first quarter of 2011. This decrease of $137 million was primarily driven by a year-over-year increase in contributions made to our defined benefit pension plans and a decrease in working capital. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.
Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Quarter
	2012	2011
Supply chain infrastructure improvements	$30	$40
Cold drink equipment	32	29
Information technology	6	8
Fleet and other	4	6
Total capital asset investments	$72	$83
During 2012, we expect our capital expenditures to be between $400 million and $425 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $196 million during the first quarter of 2012 versus net cash derived from financing activities of $62 million during the first quarter of 2011. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Quarter
Issuances of debt	Maturity Date	Rate	2012	2011
$300 million notes	September 2021	4.5%	$—	$300
$100 million notes	February 2014	—(A)	—	100
Total issuances of debt			$—	$400

			First Quarter
Payments on debt	Maturity Date	Rate	2012	2011
Other payments, net	—	—	$(4)	$(4)
Total payments on debt, excluding commercial paper			(4)	(4)
Net payments on commercial paper			—	(145)
Total payments on debt			$(4)	$(149)
 ___________________________

(A)	These notes carry a variable interest rate at three-month USD LIBOR plus 30 basis points. As of March 30, 2012, the effective rate on these notes was approximately 0.8 percent.
During the first quarter of 2012, our financing activities included the repurchase of $150 million of shares under our share repurchase program and dividend payments on common stock of $48 million.
During the first quarter of 2011, our financing activities included: (1) the repurchase of $200 million of shares under our share repurchase program; (2) the receipt of $48 million from TCCC related to the settlement of items related to the Merger; and (3) dividend payments on common stock of $39 million.

COCA-COLA ENTERPRISES, INC.

 Financial Position
Assets
Trade accounts receivable increased $202 million, or 14.5 percent, to $1.6 billion at March 30, 2012 from $1.4 billion at December 31, 2011. This increase was primarily attributable to an increase in our days sales outstanding due to increased sales in the latter part of the quarter, and the effect of currency exchange rate changes.
Inventories increased $38 million, or 9.5 percent, to $441 million at March 30, 2012 from $403 million at December 31, 2011. This increase was primarily driven by the seasonality of our business, as well as the effect of currency exchange rate changes.
Other current assets increased $29 million, or 19.5 percent, to $177 million at March 30, 2012 from $148 million at December 31, 2011. This increase was primarily driven by an increase in our current assets related to our derivative financial instruments and an increase in certain current deferred income tax assets.
Franchise license intangible assets, net and goodwill increased $125 million to $4.0 billion at March 30, 2012 from $3.9 billion at December 31, 2011. This increase was due to the effect of currency exchange rate changes.
Other noncurrent assets, net increased $46 million, or 16.5 percent, to $329 million at March 30, 2012 from $283 million at December 31, 2011. This increase was primarily driven by an increase in our noncurrent assets related to deferred taxes and our defined benefit pension plans, offset by a decrease in our noncurrent assets related to our derivative financial instruments.
Liabilities and Equity
Accounts payable and accrued expenses decreased $14 million, or 1.0 percent, to $1.7 billion at March 30, 2012. This change represents decreases in our accrued expenses related to employee compensation, income taxes, and interest due to timing of payments, offset by increases in our accrued expenses related to customer marketing programs due to the timing of incentive payments to our customers and our derivative financial instruments. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt increased $228 million to $244 million at March 30, 2012 from $16 million at December 31, 2011. Debt, less current portion decreased $208 million to $2.8 billion at March 30, 2012 from $3.0 billion at December 31, 2011. These changes were primarily driven by the maturity date of our Swiss franc notes, which are due March 2013.
Other noncurrent liabilities increased $23 million, or 14.5 percent, to $183 million at March 30, 2012 from $160 million at December 31, 2011. This increase was primarily attributable to an increase in our noncurrent liabilities related to derivative financial instruments, as well as the effect of currency exchange rate changes.
Common stock in treasury, at cost increased $150 million, or 15.0 percent, to $1.2 billion at March 30, 2012 from $1.0 billion at December 31, 2011. This increase was driven by our repurchase of $150 million in outstanding shares during the first quarter of 2012 under our share repurchase program.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $59 million and $17 million during the first quarter of 2012 and 2011, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2012, as well as our actual contributions for the year ended December 31, 2011 (in millions):

	Projected(A) 2012	Actual(A) 2011
Total pension contributions	$100	$68
__________________________

(A)
These amounts represent only contributions made by CCE. During the first quarter of 2012, we contributed an incremental $40 million to our Great Britain defined benefit pension plan to improve the funded status of this plan. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

Contingencies
For information about our contingencies, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At March 30, 2012, approximately 84 percent of our debt portfolio was comprised of fixed-rate debt, and 16 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of March 30, 2012 would change the fair value of our fixed-rate debt outstanding as of March 30, 2012 by approximately $160 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of March 30, 2012 would change interest expense on an annual basis by approximately $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the first quarter of 2012 by approximately $20 million.
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher sales prices. As such, we are subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum, PET (plastic), steel, sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $35 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of March 30, 2012, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $7 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the first quarter of 2012 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
January 1, 2012 through January 27, 2012	2.5	$26.20	2.5	$932.6
January 28, 2012 through February 24, 2012	2.6	27.76	2.6	861.2
February 25, 2012 through March 30, 2012	0.4	28.43	0.4	850.0
Total	5.5	$27.09	5.5	$850.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. These repurchases will be in addition to those authorized under the October 2010 resolution and are subject to the cumulative 65 million share repurchase limit. Unless terminated by resolution of our Board of Directors, our current share repurchase program will expire when we have repurchased all shares authorized under the program. We can repurchase shares in the open market and in privately negotiated transactions, subject to economic and market conditions, stock price, applicable legal and tax requirements, and other factors.

COCA-COLA ENTERPRISES, INC.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	April 27, 2012	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date:	April 27, 2012	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer