Form 10-Q
period 2012-06-29
COCA-COLA ENTERPRISES, INC.
filed 2012-07-23
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [✓]  No  [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [✓]  No  [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
294,501,643 Shares of $0.01 Par Value Common Stock as of June 29, 2012

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2012

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Second Quarter		First Six Months
	2012	2011	2012	2011
Net sales	$2,208	$2,407	$4,076	$4,251
Cost of sales	1,401	1,513	2,613	2,696
Gross profit	807	894	1,463	1,555
Selling, delivery, and administrative expenses	506	535	991	1,032
Operating income	301	359	472	523
Interest expense	23	20	46	39
Other nonoperating income (expense)	2	(2)	3	(3)
Income before income taxes	280	337	429	481
Income tax expense	75	91	115	129
Net income	$205	$246	$314	$352
Basic earnings per share	$0.68	$0.76	$1.04	$1.08
Diluted earnings per share	$0.67	$0.74	$1.02	$1.05
Dividends declared per share	$0.16	$0.13	$0.32	$0.25
Basic weighted average shares outstanding	298	323	300	326
Diluted weighted average shares outstanding	305	331	308	335
Income (expense) from transactions with The Coca-Cola Company—Note 5:
Net sales	$3	$6	$6	$10
Cost of sales	(586)	(667)	(1,077)	(1,199)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Second Quarter		First Six Months
	2012	2011	2012	2011
Net income	$205	$246	$314	$352
Components of other comprehensive (loss) income:
Currency translations	(130)	20	(8)	195
Net investment hedges, net of tax	13	(4)	8	(6)
Cash flow hedges, net of tax	(2)	7	(3)	24
Pension plan liability adjustments, net of tax	4	2	7	3
Other comprehensive (loss) income	(115)	25	4	216
Comprehensive income	$90	$271	$318	$568

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 29, 2012	December 31, 2011
ASSETS
Current:
Cash and cash equivalents	$422	$684
Trade accounts receivable, less allowances of $16 and $16, respectively	1,688	1,387
Amounts receivable from The Coca-Cola Company	66	64
Inventories	455	403
Other current assets	194	148
Total current assets	2,825	2,686
Property, plant, and equipment, net	2,163	2,230
Franchise license intangible assets, net	3,770	3,771
Goodwill	124	124
Other noncurrent assets	352	283
Total assets	$9,234	$9,094
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,821	$1,716
Amounts payable to The Coca-Cola Company	132	116
Current portion of debt	396	16
Total current liabilities	2,349	1,848
Debt, less current portion	2,761	2,996
Other noncurrent liabilities	165	160
Noncurrent deferred income tax liabilities	1,195	1,191
Total liabilities	6,470	6,195
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 347,628,195 and 343,394,495 shares, respectively	3	3
Additional paid-in capital	3,797	3,745
Reinvested earnings	855	638
Accumulated other comprehensive loss	(469)	(473)
Common stock in treasury, at cost – 53,126,552 and 38,445,287 shares, respectively	(1,422)	(1,014)
Total shareowners’ equity	2,764	2,899
Total liabilities and shareowners’ equity	$9,234	$9,094

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Six Months
	2012	2011
Cash Flows from Operating Activities:
Net income	$314	$352
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	170	161
Share-based compensation expense	20	23
Deferred income tax benefit	(22)	(37)
Pension expense less than contributions	(46)	(5)
Net changes in assets and liabilities	(206)	(238)
Net cash derived from operating activities	230	256
Cash Flows from Investing Activities:
Capital asset investments	(183)	(181)
Capital asset disposals	13	—
Net cash used in investing activities	(170)	(181)
Cash Flows from Financing Activities:
Net change in commercial paper	166	24
Issuances of debt	—	400
Payments on debt	(10)	(7)
Shares repurchased under share repurchase program	(375)	(400)
Dividend payments on common stock	(95)	(81)
Net cash received from The Coca-Cola Company for transaction-related items	—	48
Other financing activities	(8)	8
Net cash used in financing activities	(322)	(8)
Net effect of currency exchange rate changes on cash and cash equivalents	—	16
Net Change in Cash and Cash Equivalents	(262)	83
Cash and Cash Equivalents at Beginning of Period	684	321
Cash and Cash Equivalents at End of Period	$422	$404

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND REPORTING POLICIES
Business
Coca-Cola Enterprises, Inc. ("CCE," "we," "our," or "us") is a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results are affected by a number of factors including, but not limited to, consumer preferences, cost to manufacture and distribute products, foreign currency exchange rates, general economic conditions, local and national laws and regulations, raw material availability, and weather patterns.
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the second quarter and first six months of 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
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

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	June 29, 2012	December 31, 2011
Finished goods	$280	$225
Raw materials and supplies	175	178
Total inventories	$455	$403

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	June 29, 2012	December 31, 2011
Land	$154	$154
Building and improvements	882	880
Machinery, equipment, and containers	1,537	1,487
Cold drink equipment	1,495	1,446
Vehicle fleet	112	116
Furniture, office equipment, and software	330	320
Property, plant, and equipment	4,510	4,403
Accumulated depreciation and amortization	(2,529)	(2,387)
	1,981	2,016
Construction in process	182	214
Property, plant, and equipment, net	$2,163	$2,230

 NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	June 29, 2012	December 31, 2011
Trade accounts payable	$497	$473
Accrued marketing costs	558	461
Accrued compensation and benefits	220	262
Accrued taxes	247	239
Accrued deposits	97	97
Other accrued expenses	202	184
Accounts payable and accrued expenses	$1,821	$1,716

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Second Quarter		First Six Months
	2012	2011	2012	2011
Amounts affecting net sales:
Fountain syrup and packaged product sales	$3	$6	$6	$10
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(623)	$(704)	$(1,153)	$(1,267)
Purchases of finished products	(18)	(21)	(30)	(33)
Marketing support funding earned	55	58	106	101
Total	$(586)	$(667)	$(1,077)	$(1,199)

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	June 29, 2012	December 31, 2011
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$37	$11
Interest rate swap agreements(B)	Other current assets	1	—
Foreign currency contracts	Other noncurrent assets	19	26
Interest rate swap agreements	Other noncurrent assets	1	—
Total		58	37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	2	3
Commodity contracts	Other current assets	2	5
Total		4	8
Total Assets		$62	$45
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$32	$28
Interest rate swap agreements(B)	Accounts payable and accrued expenses	1	—
Foreign currency contracts	Other noncurrent liabilities	3	1
Total		36	29
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	16	7
Commodity contracts	Accounts payable and accrued expenses	6	2
Commodity contracts	Other noncurrent liabilities	3	1
Total		25	10
Total Liabilities		$61	$39
___________________________

(A)	Amount includes the gross interest receivable or payable on our cross currency swap agreements.

(B)	Amounts include the gross interest receivable or payable on our interest rate swap agreements.
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

	June 29, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	USD 400 million	November 2013	N/A	N/A

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Cash Flow Hedges
We use cash flow hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on debt issuances in a non-functional currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	June 29, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.6 billion	June 2021	USD 1.6 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Cash Flow Hedging Instruments	2012	2011	2012	2011
Foreign currency contracts	$13	$17	$(5)	$(17)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Second Quarter		First Six Months
Cash Flow Hedging Instruments	Location - Statements of Income	2012	2011	2012	2011
Foreign currency contracts	Cost of sales	$(4)	$1	$(6)	$1
Foreign currency contracts(C)	Other nonoperating income (expense)	19	9	4	(42)
Total		$15	$10	$(2)	$(41)
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $11 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating income (expense) on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Economic (Non-designated) Hedges
We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including purchases of aluminum, sugar, and vehicle fuel. At times, we also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans and certain cash equivalents denominated in non-functional currencies. The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	June 29, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 329 million	September 2012	USD 404 million	September 2012
Commodity contracts	USD 159 million	December 2014	USD 95 million	December 2013
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

	Second Quarter		First Six Months
Location - Statements of Income	2012	2011	2012	2011
Cost of sales	$(8)	$1	$(5)	$1
Selling, delivery, and administrative expenses	(5)	(3)	(1)	4
Other nonoperating income (expense)(A)	6	(2)	(5)	(16)
Total	$(7)	$(4)	$(11)	$(11)
 ___________________________

(A)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating income (expense) on our Condensed Consolidated Statements of Income.

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
As of June 29, 2012, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $10 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12. The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

(Losses) Gains Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2011	$(3)	$2	$(1)
Losses recognized during the period and recorded in the Corporate segment, net	(6)	(2)	(8)
Losses (gains) transferred to the Europe operating segment, net	1	(2)	(1)
Balance at June 29, 2012	$(8)	$(2)	$(10)
 ___________________________

(A)
Over the next 12 months, deferred losses totaling $6 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Net Investment Hedges
We have entered into currency forwards and options designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating income (expense) on our Condensed Consolidated Statements of Income. The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	June 29, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 630 million	December 2013	USD 125 million	December 2012

The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Net Investment Hedging Instruments	2012	2011	2012	2011
Foreign currency contracts	$13	$(4)	$8	$(6)
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	June 29, 2012		December 31, 2011
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$166	0.5%	$—	—%
U.S. dollar notes due 2013-2021	2,290	2.6	2,289	2.6
Euro notes due 2017	443	3.1	453	3.1
Swiss franc notes due 2013	211	3.8	213	3.8
Capital lease obligations(B)	47	n/a	57	n/a
Total debt(C) (D)	3,157		3,012
Current portion of debt	(396)		(16)
Debt, less current portion	$2,761		$2,996
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	These amounts represent the present value of our minimum capital lease payments.

(C)	At June 29, 2012, approximately $211 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.

(D)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.2 billion and $3.1 billion at June 29, 2012 and December 31, 2011, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At June 29, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 29, 2012. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Second Quarter		First Six Months
	2012	2011	2012	2011
Components of net periodic benefit costs:
Service cost	$13	$12	$26	$24
Interest cost	14	14	28	28
Expected return on plan assets	(20)	(19)	(40)	(37)
Amortization of net prior service cost	2	1	3	1
Amortization of actuarial loss	3	2	6	4
Net periodic benefit cost	12	10	23	20
Other	—	—	—	3
Total costs	$12	$10	$23	$23

Contributions
Contributions to our pension plans totaled $69 million and $28 million during the first six months of 2012 and 2011, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2012, as well as actual contributions for the year ended December 31, 2011 (in millions):

	Projected(A) 2012	Actual(A) 2011
Total pension contributions	$100	$68
 ___________________________

(A)
These amounts represent only contributions made by CCE. During the first quarter of 2012, we contributed an incremental $40 million to our Great Britain defined benefit pension plan to improve the funded status of the plan. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10—TAXES
Our effective tax rate was approximately 27 percent for both the first six months of 2012 and 2011. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Six Months
	2012	2011
U.S. federal statutory expense	$150	$168
Taxation of foreign operations, net(A)	(68)	(77)
U.S. taxation of foreign earnings, net of tax credits	26	24
Nondeductible items	5	13
Other, net	2	1
Total provision for income taxes	$115	$129
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

In July 2012, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we expect to recognize a deferred tax benefit of approximately $50 million during the third quarter of 2012 to reflect the impact of this change on our deferred taxes.
Repatriation of Current Foreign Earnings to the U.S.
During the fourth quarter of 2012, we expect to repatriate to the U.S. a portion of our 2012 foreign earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 foreign earnings and our actual 2012 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested outside of the U.S. and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service foreign operations, foreign debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.
Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a Tax Sharing Agreement (TSA) with TCCC. Under the TSA, we have agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA. Some of these indemnifications extend through 2014. As of June 29, 2012, the remaining liability related to these indemnifications was $28 million, of which $20 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $8 million is recorded in other noncurrent liabilities on our Condensed Consolidated Balance Sheets.

In the future, there could be additional tax items related to the Merger that require cash settlements under the TSA as tax audits are resolved and refund claims are pursued by both us and TCCC. For additional information about the TSA and related accruals, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 11—EARNINGS PER SHARE
We calculate our basic earnings per share by dividing net income by the weighted average number of shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Second Quarter		First Six Months
	2012	2011	2012	2011
Net income	$205	$246	$314	$352
Basic weighted average shares outstanding	298	323	300	326
Effect of dilutive securities(A)	7	8	8	9
Diluted weighted average shares outstanding	305	331	308	335
Basic earnings per share	$0.68	$0.76	$1.04	$1.08
Diluted earnings per share	$0.67	$0.74	$1.02	$1.05
_________________________

(A)
Options to purchase 8 million and 9 million shares were outstanding as of June 29, 2012 and July 1, 2011, respectively. For all periods presented, options to purchase 1.2 million shares were not included in the computation of diluted earnings per share, because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

Under our share repurchase program, during the second quarter of 2012 and 2011, we repurchased 8.1 million and 7.1 million shares, respectively, and during the first six months of 2012 and 2011, we repurchased 13.6 million and 14.8 million shares, respectively. Refer to Note 14.
During the first six months of 2012, we issued an aggregate of 1.0 million shares of common stock from the exercise of share options with a total intrinsic value of $16 million.
Dividend payments on our common stock totaled $95 million and $81 million during the first six months of 2012 and 2011, respectively. In February 2012, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first six months of 2012 or 2011.
Our segment operating income includes the segment’s revenue less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net sales and operating income are the primary financial measures.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Second Quarter 2012:
Net sales	$2,208	$—	$2,208
Operating income	350	(49)	301
Second Quarter 2011:
Net sales	$2,407	$—	$2,407
Operating income	408	(49)	359
First Six Months 2012:
Net sales(A)	$4,076	$—	$4,076
Operating income(B)	557	(85)	472
First Six Months 2011:
Net sales(A)	$4,251	$—	$4,251
Operating income(B)	608	(85)	523
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Six Months
	2012	2011
Net sales:
Great Britain	33%	33%
France	31	30
Belgium	15	15
The Netherlands	8	9
Norway	7	7
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $9 million for the first six months of 2012, and net mark-to-market gains of $2 million for the first six months of 2011. As of June 29, 2012, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $10 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Second Quarter		First Six Months
	2012	2011	2012	2011
Europe	$14	$1	$22	$15
Corporate	—	—	—	—
Total	$14	$1	$22	$15

Norway Business Optimization Program

We have initiated a project in Norway to restructure and optimize certain aspects of our operations. This project includes changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. We expect the transition to result in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project will take place during 2012 and 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $50 million in nonrecurring restructuring charges. During the second quarter and first six months of 2012, we recorded nonrecurring restructuring charges totaling $14 million and $22 million, respectively, under this program. As of June 29, 2012, we had invested $23 million in cumulative capital expenditures under this program. The nonrecurring restructuring charges are included in SD&A expenses on our Condensed Consolidated Statements of Income. The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Other	Total
Balance at December 31, 2011	$—	$—	$—	$—
Provision	2	14	6	22
Cash payments	—	—	(4)	(4)
Noncash items	—	(14)	—	(14)
Balance at June 29, 2012	$2	$—	$2	$4
___________________________

(A)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

NOTE 14—SHARE REPURCHASE PROGRAM
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011, and resulted in the repurchase of $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. Unless terminated by resolution of our Board of Directors, our current share repurchase program will expire when we have repurchased all shares authorized under the program. We can repurchase shares in the open market and in privately negotiated transactions. During the first six months of 2012, we repurchased $375 million in outstanding shares, representing 13.6 million shares at an average price of $27.61 per share. We currently plan to repurchase at least $225 million in additional outstanding shares during the remainder of 2012 under this program, subject to economic, operating, and other factors, including acquisition opportunities and the cumulative 65 million share repurchase limit.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 15—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	June 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$62	$—	$62	$—
Derivative liabilities(A)	$61	$—	$61	$—
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$45	$—	$45	$—
Money market funds(B)	410	—	410	—
Total assets	$455	$—	$455	$—
Derivative liabilities(A)	$39	$—	$39	$—
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

COCA-COLA ENTERPRISES, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Business and Basis of Presentation
Coca-Cola Enterprises, Inc. ("CCE," "we," "our," or "us") is a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results are affected by a number of factors including, but not limited to, consumer preferences, cost to manufacture and distribute products, foreign currency exchange rates, general economic conditions, local and national laws and regulations, raw material availability, and weather patterns.
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the second quarter and first six months of 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in the first and second quarters of 2012 versus the first and second quarters of 2011, respectively (based upon a standard five-day selling week). Year-over-year selling days will be the same in the third quarter, and there will be one additional selling day in the fourth quarter of 2012 versus the fourth quarter of 2011.
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
Financial Results
Our net income in the second quarter of 2012 was $205 million, or $0.67 per diluted share, compared to net income of $246 million, or $0.74 per diluted share, in the second quarter of 2011. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Second Quarter 2012

•	Charges totaling $14 million related to restructuring activities; and

•	Net mark-to-market losses totaling $13 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.
Second Quarter 2011

•	Charges totaling $1 million related to restructuring activities;

•	Net mark-to-market losses totaling $3 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and

•	Charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger.
Financial Summary
Our financial performance during the second quarter of 2012 reflects the impact of the following significant factors:

•	A challenging operating environment reflecting the combination of poor weather conditions, the French excise tax increase, and ongoing general macroeconomic softness;

•	Volume declines driven by unfavorable weather and challenging prior year growth hurdles;

•	Excluding the impact of foreign currency changes, higher cost of sales per case and net pricing per case driven, in

COCA-COLA ENTERPRISES, INC.

part, by the increased French excise tax (substantially all of the increased cost was borne by our customers in the form of higher prices);

•	Strong operating expense control reflecting our continued focus on minimizing operating expenses;

•	Unfavorable currency exchange rate changes that decreased operating income in the second quarter of 2012 by 9.0 percent ($0.08 per diluted share); and

•
The continuation of our share repurchase program, which increased diluted earnings per share in the second quarter of 2012 by approximately 7.5 percent ($0.05 per diluted share) when compared to the second quarter of 2011.

Our operating and financial performance during the second quarter of 2012 was impacted by a challenging operating environment that included poor weather conditions, the French excise tax increase, and ongoing general macroeconomic softness. These factors, along with prior year growth hurdles, led to a volume decline of 6.0 percent for the quarter. Our bottle and can price per case excluding the impact of the French excise tax increase grew 4.0 percent during the quarter, reflecting increased rates and a slight benefit from product mix.
Volume in our continental European territories (including Norway and Sweden) declined 7.0 percent, reflecting a decline in sparkling beverage sales, including Sprite and Fanta, as well as declines in the sale of Coca-Cola Classic and Diet Coke/Coca-Cola light. Our volume in Great Britain decreased 4.5 percent for the quarter, driven by declines in sparkling beverage brand sales, as well as a decrease in sales of juices, isotonics, and other beverages versus strong prior year growth. Declines in both continental Europe and Great Britain were offset partially by strong growth in our multi-brand energy drink strategy, which continues to allow us to seize opportunities with fast growing Monster brands, while gaining additional presence with our other energy brands. The continued success of Coca-Cola Zero was also evident during the quarter, as the brand achieved low single-digit volume growth. During the remainder of 2012, we plan to leverage our marketing plans and initiatives, particularly those related to the 2012 London Olympics, in order to drive volume growth, while maintaining our focus on daily operational excellence.
Our bottle and can cost of sales per case excluding the French excise tax increase grew 3.0 percent during the quarter. Overall, the cost environment remains volatile, but trends have moderated recently, particularly for PET (plastic) due to lower oil prices. We continue to seek opportunities through the use of supplier agreements and hedging instruments to mitigate our exposure to commodity volatility. During the second quarter of 2012, we also continued to drive initiatives to minimize our operating expenses. We intend to remain diligent in these efforts through the remainder of 2012, as we navigate the marketplace challenges and the increased expenditures we expect to incur as a result of our planned 2012 summer initiatives, specifically the 2012 London Olympics.

Our financial results during the second quarter of 2012 were also impacted by unfavorable currency exchange rate changes, which resulted in an approximate $0.08 decrease in our earnings per diluted share. Partially offsetting the negative currency impact was the benefit of our share repurchases, which increased earnings per diluted share during the second quarter of 2012 by approximately $0.05 when compared to the second quarter of 2011. During the remainder of 2012, we intend to continue our share repurchase program in support of our ongoing commitment to increase shareowner value.

 Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Second Quarter		First Six Months
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	62.9	64.1	63.4
Gross profit	36.5	37.1	35.9	36.6
Selling, delivery, and administrative expenses	22.9	22.2	24.3	24.3
Operating income	13.6	14.9	11.6	12.3
Interest expense	1.0	0.8	1.2	0.9
Other nonoperating income (expense)	0.1	(0.1)	0.1	(0.1)
Income before income taxes	12.7	14.0	10.5	11.3
Income tax expense	3.4	3.8	2.8	3.0
Net income	9.3%	10.2%	7.7%	8.3%

COCA-COLA ENTERPRISES, INC.

Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter				First Six Months
	2012		2011		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$350	116.0%	$408	113.5%	$557	118.0%	$608	116.5%
Corporate	(49)	(16.0)	(49)	(13.5)	(85)	(18.0)	(85)	(16.5)
Consolidated	$301	100.0%	$359	100.0%	$472	100.0%	$523	100.0%
During the second quarter and first six months of 2012, we had operating income of $301 million and $472 million, respectively, compared to $359 million and $523 million in the second quarter and first six months of 2011, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2012		First Six Months 2012
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$140	39.0%	$236	45.0%
Impact of bottle and can cost-mix on gross profit	(91)	(25.5)	(163)	(31.0)
Impact of bottle and can volume on gross profit	(51)	(14.5)	(54)	(10.5)
Impact of post-mix, non-trade, and other on gross profit	(5)	(1.5)	(11)	(2.0)
Net mark-to-market losses related to non-designated commodity hedges	(10)	(3.0)	(11)	(2.0)
Net impact of restructuring charges	(13)	(3.5)	(7)	(1.5)
Impact of Tax Sharing Agreement indemnification changes	5	1.5	5	1.0
Other selling, delivery, and administrative expenses	(1)	—	(5)	(1.0)
Currency exchange rate changes	(34)	(9.0)	(42)	(8.0)
Other changes	2	0.5	1	—
Change in operating income	$(58)	(16.0)%	$(51)	(10.0)%
Net Sales
Net sales decreased 8.5 percent in the second quarter of 2012 to $2.2 billion, and decreased 4.0 percent in the first six months of 2012 to $4.1 billion. These changes include increases of 2.0 percent for both the second quarter and first six months of 2012 due to the increased French excise tax. These changes also include unfavorable currency exchange rate decreases of 8.5 percent and 6.5 percent for the second quarter and first six months of 2012, respectively.
Net sales per case decreased 2.5 percent in the second quarter of 2012 versus the second quarter of 2011, and decreased 0.5 percent in the first six months of 2012 versus the first six months of 2011. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2012	First Six Months 2012
Changes in net sales per case:
Bottle and can net price per case (excluding French excise tax increase)	4.0%	3.0%
French excise tax increase	2.5	2.5
Bottle and can currency exchange rate changes	(9.0)	(6.5)
Post-mix, non-trade, and other	—	0.5
Change in net sales per case	(2.5)%	(0.5)%

COCA-COLA ENTERPRISES, INC.

During the second quarter of 2012, our bottle and can sales accounted for approximately 95 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case grew 4.0 percent during the second quarter of 2012, reflecting increased rates and a slight benefit from product mix.

During the second quarter and first six months of 2012, our net sales included approximately $50 million and $90 million, respectively, in incremental revenue as a result of the cost associated with the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive), substantially all of which was borne by our customers in the form of higher prices. We estimate that the full year 2012 impact on our net sales will be approximately $180 million.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented (selling days were the same in the second quarter and first six months of 2012 and 2011; rounded to the nearest 0.5 percent):

	Second Quarter 2012	First Six Months 2012
Change in volume	(6.0)%	(3.5)%

Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented (selling days were the same in the second quarter and first six months of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2012 Percent of Total	2011 Percent of Total	Change	2012 Percent of Total	2011 Percent of Total
Coca-Cola trademark	(6.0)%	68.0%	68.5%	(3.0)%	69.0%	68.5%
Sparkling flavors and energy	(5.0)	18.5	18.0	(3.5)	17.5	17.5
Juices, isotonics, and other	(6.5)	10.5	10.5	(7.0)	10.5	11.0
Water	(3.0)	3.0	3.0	(1.0)	3.0	3.0
Total	(6.0)%	100.0%	100.0%	(3.5)%	100.0%	100.0%

During the second quarter of 2012, volume declined 6.0 percent versus the second quarter of 2011. This decline reflects the impact of unfavorable weather conditions, the increased French excise tax, ongoing general macroeconomic softness, and prior year growth hurdles. Regarding the weather-related pressures, the second quarter of 2012 was one of the wettest in recorded history in Great Britain, while the April 2012 rainfall in France significantly exceeded the average for the month. Despite these challenges, we continued to execute our operating plans in the marketplace and did experience sequential volume improvement late in the quarter.

Our volume performance during the second quarter of 2012 included a decline in sales of both sparkling beverage brands and still beverages of 6.0 percent and 5.5 percent, respectively. Volume in continental Europe (including our Norway and Sweden territories) declined 7.0 percent year-over-year. Great Britain also experienced an overall volume decline during the second quarter of 2012 of 4.5 percent. Both our continental Europe and Great Britain territories experienced increased challenges as a result of prior year growth hurdles, particularly in still beverage brands such as Capri-Sun and Chaudfontaine mineral water, and sparkling beverage brands such as Sprite and Fanta. These decreases were partially offset by a significant volume increase in our energy drink portfolio, principally Monster, and the continued growth of Coca-Cola Zero, which grew across our territories. During the remainder of 2012, we will continue our portfolio innovation with the launch of products with new sweetener alternatives, such as stevia, the expansion of our Fanta line with new flavors such as Mango and Passionfruit, and the re-launch of our Nestea brand. In addition to these product innovations, we also have several packaging initiatives planned for 2012 including a new 375 milliliter bottle and a 250 milliliter can. These product and packaging initiatives are designed to create new price points and to help meet our expanding consumer demands.

COCA-COLA ENTERPRISES, INC.

Our Coca-Cola trademark sparkling brand volume declined 6.0 percent in the second quarter of 2012 as compared to the second quarter of 2011. This decrease was driven by a decline in the sales of Diet Coke/Coca-Cola light, offset partially by the continued growth of Coca-Cola Zero. Sparkling flavors and energy volume declined 5.0 percent in the second quarter of 2012, reflecting volume declines in sparkling flavor brands including Sprite, Fanta, and Schweppes, offset partially by a greater than 15.0 percent volume increase in energy drink sales, led by Monster. Juices, isotonics, and other volume decreased 6.5 percent in the second quarter of 2012, reflecting declines in the sale of our other juice brands including Capri-Sun, Minute Maid, and Oasis. Sales volume of our water brands decreased 3.0 percent in the second quarter of 2012, reflecting a decline in sales of Chaudfontaine, offset partially by an increase in sales of Abbey Well Mineral Water in Great Britain.
Consumption
The following table summarizes our volume by consumption type for the periods presented (selling days were the same in the second quarter and first six months of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2012 Percent of Total	2011 Percent of Total	Change	2012 Percent of Total	2011 Percent of Total
Multi-serve(A)	(5.0)%	58.0%	57.5%	(3.5)%	57.5%	57.5%
Single-serve(B)	(7.0)	42.0	42.5	(3.0)	42.5	42.5
Total	(6.0)%	100.0%	100.0%	(3.5)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by packaging category for the periods presented (selling days were the same in the second quarter and first six months of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2012 Percent of Total	2011 Percent of Total	Change	2012 Percent of Total	2011 Percent of Total
PET (plastic)	(5.0)%	44.5%	44.0%	(4.5)%	44.0%	44.5%
Cans	(7.5)	40.0	40.5	(2.5)	40.5	40.0
Glass and other	(4.0)	15.5	15.5	(3.0)	15.5	15.5
Total	(6.0)%	100.0%	100.0%	(3.5)%	100.0%	100.0%
Cost of Sales
Cost of sales decreased 7.5 percent in the second quarter of 2012 to $1.4 billion and decreased 3.0 percent in the first six months of 2012 to $2.6 billion. These changes include increases of 3.5 percent for both the second quarter and first six months of 2012 due to the implementation of the additional French excise tax beginning January 1, 2012. These changes also include decreases of 8.5 percent and 6.5 percent during the second quarter and first six months of 2012, respectively, due to currency exchange rate changes. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2012	First Six Months 2012
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs (excluding French excise tax increase)	3.0%	2.5%
French excise tax increase	3.5	3.5
Bottle and can currency exchange rate changes	(9.0)	(6.5)
Post mix, non-trade, and other	—	0.5
Change in cost of sales per case	(2.5)%	—%

COCA-COLA ENTERPRISES, INC.

Our bottle and can ingredient and packaging costs during the second quarter of 2012 reflect the benefit of a moderating cost environment, particularly for PET (plastic) due to lower oil prices. Overall, though, the cost environment remains volatile, and we continue to seek opportunities through the use of supplier agreements and hedging instruments to mitigate our exposure to commodity volatility.

During the second quarter and first six months of 2012, our cost of sales included approximately $50 million and $90 million, respectively, in incremental costs as a result of the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive). We estimate that the full year 2012 impact on our cost of sales will be approximately $180 million.
Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses decreased $29 million, or 5.5 percent, in the second quarter of 2012 to $506 million from $535 million in the second quarter of 2011, and decreased $41 million, or 4.0 percent, in the first six months of 2012 to $1.0 billion. These changes include currency exchange rate decreases of 7.5 percent and 5.0 percent for the second quarter and first six months of 2012, respectively. The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2012		First Six Months 2012
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(6)	(1.0)%	$(9)	(1.0)%
Selling and marketing expenses	(1)	—	(1)	—
Delivery and merchandising expenses	1	—	5	0.5
Warehousing expenses	4	0.5	10	1.0
Depreciation and amortization expenses	3	0.5	3	0.5
Net mark-to-market gains related to non-designated commodity hedges	2	0.5	5	0.5
Net impact of restructuring charges	13	2.5	7	0.5
Impact of Tax Sharing Agreement indemnification changes	(5)	(1.0)	(5)	(0.5)
Currency exchange rate changes	(40)	(7.5)	(53)	(5.0)
Other	—	—	(3)	(0.5)
Change in SD&A expenses	$(29)	(5.5)%	$(41)	(4.0)%
SD&A expenses as a percentage of net sales was 22.9 percent and 22.2 percent in the second quarter of 2012 and 2011, respectively, and 24.3 percent in both the first six months of 2012 and 2011. During the second quarter of 2012, we were able to minimize our underlying operating expenses through continued operating expense control initiatives, which will remain a focus of our organization throughout 2012. Our operating expenses during the second quarter of 2012 also reflect the impact of lower sales volume. During the third quarter of 2012, we expect our operating expenses to increase as a result of our planned 2012 summer initiatives including the 2012 London Olympics.

COCA-COLA ENTERPRISES, INC.

Interest Expense
Interest expense increased $3 million in the second quarter of 2012 to $23 million from $20 million in the second quarter of 2011. Interest expense increased $7 million in the first six months of 2012 to $46 million from $39 million in the first six months of 2011. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in millions):

	Second Quarter		First Six Months
	2012	2011	2012	2011
Average outstanding debt balance	$3,051	$2,676	$3,038	$2,549
Weighted average cost of debt	2.9%	2.9%	2.9%	2.9%
Fixed-rate debt (% of portfolio)(A)	79%	90%	79%	90%
Floating-rate debt (% of portfolio)(A)	21%	10%	21%	10%
 ___________________________

(A)
During the first quarter of 2012, we entered into a fixed-to-floating interest rate swap on our $400 million notes due November 2013. As of June 29, 2012, the effective rate on these notes was approximately 0.9 percent. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other Nonoperating Income (Expense)
Other nonoperating income totaled $2 million and $3 million during the second quarter and first six months of 2012, respectively, compared to other nonoperating expense of $2 million and $3 million during the second quarter and first six months of 2011, respectively. Our other nonoperating income (expense) principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 27 percent for both the first six months of 2012 and 2011. We expect our underlying full year 2012 effective tax rate to be approximately 26 percent to 28 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first six months of 2012 and 2011.

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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility serves as a backstop to our commercial paper program, supports our working capital needs, and matures in 2014. At June 29, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At June 29, 2012, we had $396 million in debt maturities in the next 12 months, including $166 million in commercial paper. We intend to repay our short-term obligations with either operating cash flow and cash on hand, or by refinancing with commercial paper or long-term debt securities. In the event that we are temporarily unable to issue sufficient debt securities, we expect to have the ability to borrow under our primary committed credit facility.
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. Unless

COCA-COLA ENTERPRISES, INC.

terminated by resolution of our Board of Directors, our current share repurchase program will expire when we have repurchased all shares authorized under the program. During the first six months of 2012, we repurchased $375 million in outstanding shares under this program. We currently plan to repurchase at least $225 million in additional outstanding shares during the remainder of 2012 under this program, subject to economic, operating, and other factors, including acquisition opportunities and the cumulative 65 million share repurchase limit. For additional information about our share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

During the fourth quarter of 2012, we expect to repatriate a portion of our 2012 foreign earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 foreign earnings and our actual 2012 U.S.-based cash flow needs. For additional information about repatriation of foreign earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

At June 29, 2012, $244 million of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets were held by consolidated entities that are located outside of the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $95 million during the first six months of 2012. In February 2012, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012.
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
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 29, 2012. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first six months of 2012, our primary sources of cash included: (1) $230 million from operating activities; and (2) net issuances of commercial paper of $166 million. Our primary uses of cash included: (1) the repurchase of $375 million of shares under our share repurchase program; (2) capital asset investments of $183 million; (3) dividend payments on common stock of $95 million; and (4) contributions to our defined benefit pension plans of $69 million.
During the first six months of 2011, our primary sources of cash included: (1) $400 million from debt issuances; (2) $256 million from operating activities; (3) the receipt of $48 million from TCCC related to the settlement of several items related to the Merger; and (4) net issuances of commercial paper of $24 million. Our primary uses of cash included: (1) the repurchase of $400 million of shares under our share repurchase program; (2) capital asset investments of $181 million; and (3) dividend payments on common stock of $81 million.
Operating Activities
Our net cash derived from operating activities totaled $230 million in the first six months of 2012 versus $256 million in the first six months of 2011. This decrease of $26 million was primarily driven by our operating performance, currency exchange rate changes, and a year-over-year increase in contributions made to our defined benefit plans. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.

COCA-COLA ENTERPRISES, INC.

Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Six Months
	2012	2011
Supply chain infrastructure improvements	$87	$81
Cold drink equipment	68	69
Information technology	18	22
Fleet and other	10	9
Total capital asset investments	$183	$181
During 2012, we expect our capital expenditures to be between $375 million and $400 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $322 million during the first six months of 2012 versus $8 million during the first six months of 2011. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Six Months
Issuances of debt	Maturity Date	Rate	2012	2011
$300 million notes	September 2021	4.5%	$—	$300
$100 million notes	February 2014	—(A)	—	100
Total issuances of debt, excluding commercial paper			—	400
Net issuances of commercial paper			166	24
Total issuances of debt, including commercial paper			$166	$424

			First Six Months
Payments on debt	Maturity Date	Rate	2012	2011
Other payments, net	—	—	$(10)	$(7)
Total payments on debt			$(10)	$(7)
 ___________________________

(A)	These notes carry a variable interest rate at three-month USD LIBOR plus 30 basis points. As of June 29, 2012, the effective rate on these notes was approximately 0.8 percent.
During the first six months of 2012, our financing activities included the repurchase of $375 million of shares under our share repurchase program and dividend payments on common stock of $95 million.
During the first six months of 2011, our financing activities included: (1) the repurchase of $400 million of shares under our share repurchase program; (2) the receipt of $48 million from TCCC related to the settlement of items related to the Merger; and (3) dividend payments on common stock of $81 million.
 Financial Position
Assets
Trade accounts receivable increased $301 million, or 21.5 percent, to $1.7 billion at June 29, 2012 from $1.4 billion at December 31, 2011. This increase was primarily attributable to the seasonality of our business, partially offset by the effect of currency exchange rate changes.
Inventories increased $52 million, or 13.0 percent, to $455 million at June 29, 2012 from $403 million at December 31, 2011. This increase was primarily driven by the seasonality of our business, partially offset by the effect of currency exchange rate changes.
Other current assets increased $46 million, or 31.0 percent, to $194 million at June 29, 2012 from $148 million at December 31,

COCA-COLA ENTERPRISES, INC.

2011. This increase was primarily driven by an increase in our current assets related to derivative financial instruments and insurance premiums, as well as an increase in certain current deferred income tax assets.
Other noncurrent assets increased $69 million, or 24.5 percent, to $352 million at June 29, 2012 from $283 million at December 31, 2011. This increase was primarily driven by an increase in our noncurrent assets related to our defined benefit pension plans and to deferred taxes, offset by a decrease in our noncurrent assets related to derivative financial instruments.
Liabilities and Equity
Accounts payable and accrued expenses increased $105 million, or 6.0 percent, to $1.8 billion at June 29, 2012 from $1.7 billion at December 31, 2011. This increase was primarily driven by an increase in our accounts payable balance due to the seasonality of our business, as well as increases in our accrued expenses related to customer marketing programs, taxes, and derivative financial instruments. These increases were partially offset by a decrease in our accrued expenses related to employee compensation. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt increased $380 million to $396 million at June 29, 2012 from $16 million at December 31, 2011. Debt, less current portion decreased $235 million to $2.8 billion at June 29, 2012 from $3.0 billion at December 31, 2011. These changes were primarily driven by the maturity date of our Swiss franc notes, which are due March 2013. In addition, our current portion of debt has increased due to our issuance of $166 million in commercial paper that was outstanding at June 29, 2012.
Other noncurrent liabilities increased $5 million, or 3.0 percent, to $165 million at June 29, 2012 from $160 million at December 31, 2011. This increase was primarily attributable to an increase in our noncurrent liabilities related to derivative financial instruments.
Common stock in treasury, at cost increased $408 million, or 40.0 percent, to $1.4 billion at June 29, 2012 from $1.0 billion at December 31, 2011. This increase was primarily driven by our repurchase of $375 million in outstanding shares during the first six months of 2012 under our share repurchase program. The remaining difference primarily represents shares withheld for taxes upon the vesting of share-based payment awards.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $69 million and $28 million during the first six months of 2012 and 2011, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2012, as well as our actual contributions for the year ended December 31, 2011 (in millions):

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At June 29, 2012, approximately 79 percent of our debt portfolio was comprised of fixed-rate debt, and 21 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of June 29, 2012 would change the fair value of our fixed-rate debt outstanding as of June 29, 2012 by approximately $170 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of June 29, 2012 would change interest expense on an annual basis by approximately $7 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the second quarter and first six months of 2012 by approximately $35 million and $55 million, respectively.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of June 29, 2012, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $8 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the second quarter of 2012 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
March 31, 2012 through April 27, 2012	2.7	$28.53	2.7	$775.0
April 28, 2012 through May 25, 2012	3.8	29.03	2.6	700.0
May 26, 2012 through June 29, 2012	2.8	26.85	2.8	625.0
Total	9.3	$28.22	8.1	$625.0
___________________________

(A)
During the second quarter of 2012, 1.2 million of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted shares units or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion. These repurchases will be in addition to those authorized under the October 2010 resolution and are subject to the cumulative 65 million share repurchase limit. Unless terminated by resolution of our Board of Directors, our current share repurchase program will expire when we have repurchased all shares authorized under the program. We can repurchase shares in the open market and in privately negotiated transactions, subject to economic and market conditions, stock price, applicable legal and tax requirements, and other factors, including acquisition opportunities and the cumulative 65 million share repurchase limit.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	July 23, 2012	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date:	July 23, 2012	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer