Form 10-Q
period 2012-09-28
COCA-COLA ENTERPRISES, INC.
filed 2012-10-26
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012
or

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
287,049,027 Shares of $0.01 Par Value Common Stock as of September 28, 2012

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2012

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Net sales	$2,070	$2,140	$6,146	$6,391
Cost of sales	1,295	1,332	3,908	4,028
Gross profit	775	808	2,238	2,363
Selling, delivery, and administrative expenses	469	478	1,460	1,510
Operating income	306	330	778	853
Interest expense	23	23	69	62
Other nonoperating income (expense)	1	(1)	4	(4)
Income before income taxes	284	306	713	787
Income tax expense	21	22	136	151
Net income	$263	$284	$577	$636
Basic earnings per share	$0.91	$0.90	$1.94	$1.97
Diluted earnings per share	$0.89	$0.88	$1.90	$1.92
Dividends declared per share	$0.16	$0.13	$0.48	$0.38
Basic weighted average shares outstanding	291	315	297	322
Diluted weighted average shares outstanding	297	324	304	331
Income (expense) from transactions with The Coca-Cola Company—Note 5:
Net sales	$4	$6	$10	$16
Cost of sales	(482)	(532)	(1,559)	(1,731)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Net income	$263	$284	$577	$636
Components of other comprehensive income (loss):
Currency translations	127	(229)	119	(34)
Net investment hedges, net of tax	(22)	20	(14)	14
Cash flow hedges, net of tax	(11)	(14)	(14)	10
Pension plan liability adjustments, net of tax	3	(2)	10	1
Other comprehensive income (loss)	97	(225)	101	(9)
Comprehensive income	$360	$59	$678	$627

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 28, 2012	December 31, 2011
ASSETS
Current:
Cash and cash equivalents	$803	$684
Trade accounts receivable, less allowances of $16 and $16, respectively	1,503	1,387
Amounts receivable from The Coca-Cola Company	85	64
Inventories	413	403
Other current assets	215	148
Total current assets	3,019	2,686
Property, plant, and equipment, net	2,211	2,230
Franchise license intangible assets, net	3,877	3,771
Goodwill	129	124
Other noncurrent assets	392	283
Total assets	$9,628	$9,094
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,807	$1,716
Amounts payable to The Coca-Cola Company	108	116
Current portion of debt	230	16
Total current liabilities	2,145	1,848
Debt, less current portion	3,214	2,996
Other noncurrent liabilities	202	160
Noncurrent deferred income tax liabilities	1,202	1,191
Total liabilities	6,763	6,195
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,100,000,000 shares; Issued – 347,882,122 and 343,394,495 shares, respectively	3	3
Additional paid-in capital	3,809	3,745
Reinvested earnings	1,072	638
Accumulated other comprehensive loss	(372)	(473)
Common stock in treasury, at cost – 60,833,095 and 38,445,287 shares, respectively	(1,647)	(1,014)
Total shareowners’ equity	2,865	2,899
Total liabilities and shareowners’ equity	$9,628	$9,094

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Nine Months
	2012	2011
Cash Flows from Operating Activities:
Net income	$577	$636
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	252	241
Share-based compensation expense	27	32
Deferred income tax benefit	(72)	(89)
Pension expense less than contributions	(52)	(8)
Net changes in assets and liabilities	(49)	(159)
Net cash derived from operating activities	683	653
Cash Flows from Investing Activities:
Capital asset investments	(254)	(252)
Capital asset disposals	13	—
Other investing activities, net	—	(9)
Net cash used in investing activities	(241)	(261)
Cash Flows from Financing Activities:
Net change in commercial paper	—	(145)
Issuances of debt	430	900
Payments on debt	(13)	(9)
Shares repurchased under share repurchase program	(600)	(600)
Dividend payments on common stock	(142)	(122)
Net cash received from The Coca-Cola Company for transaction-related items	—	70
Other financing activities	(5)	11
Net cash (used in) derived from financing activities	(330)	105
Net effect of currency exchange rate changes on cash and cash equivalents	7	(7)
Net Change in Cash and Cash Equivalents	119	490
Cash and Cash Equivalents at Beginning of Period	684	321
Cash and Cash Equivalents at End of Period	$803	$811

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the third quarter and first nine months of 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
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
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012	65	65	65	66	261
2011	65	65	65	65	260
Change	—	—	—	1	1

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	September 28, 2012	December 31, 2011
Finished goods	$257	$225
Raw materials and supplies	156	178
Total inventories	$413	$403

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	September 28, 2012	December 31, 2011
Land	$158	$154
Building and improvements	915	880
Machinery, equipment, and containers	1,582	1,487
Cold drink equipment	1,555	1,446
Vehicle fleet	115	116
Furniture, office equipment, and software	351	320
Property, plant, and equipment	4,676	4,403
Accumulated depreciation and amortization	(2,637)	(2,387)
	2,039	2,016
Construction in process	172	214
Property, plant, and equipment, net	$2,211	$2,230

 NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
 The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	September 28, 2012	December 31, 2011
Trade accounts payable	$501	$473
Accrued marketing costs	564	461
Accrued compensation and benefits	218	262
Accrued taxes	239	239
Accrued deposits	93	97
Other accrued expenses	192	184
Accounts payable and accrued expenses	$1,807	$1,716

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Amounts affecting net sales:
Fountain syrup and packaged product sales	$4	$6	$10	$16
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(525)	$(565)	$(1,678)	$(1,832)
Purchases of finished products	(16)	(16)	(46)	(49)
Marketing support funding earned	59	49	165	150
Total	$(482)	$(532)	$(1,559)	$(1,731)

For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS
We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include currency exchange risk, commodity price risk, and interest rate risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in each reporting period in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	September 28, 2012	December 31, 2011
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$40	$11
Interest rate swap agreements(B)	Other current assets	2	—
Foreign currency contracts	Other noncurrent assets	14	26
Interest rate swap agreements	Other noncurrent assets	1	—
Total		57	37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	3
Commodity contracts	Other current assets	5	5
Commodity contracts	Other noncurrent assets	2	—
Total		8	8
Total Assets		$65	$45
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$43	$28
Interest rate swap agreements(B)	Accounts payable and accrued expenses	1	—
Foreign currency contracts	Other noncurrent liabilities	33	1
Total		77	29
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	11	7
Commodity contracts	Accounts payable and accrued expenses	3	2
Commodity contracts	Other noncurrent liabilities	—	1
Total		14	10
Total Liabilities		$91	$39
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

(B)	Amounts include the gross interest receivable or payable on our interest rate swap agreements.
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
The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of the dates presented:

	September 28, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	USD 400 million	November 2013	N/A	N/A

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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	September 28, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.8 billion	June 2021	USD 1.6 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Cash Flow Hedging Instruments	2012	2011	2012	2011
Foreign currency contracts	$(30)	$38	$(35)	$21

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Third Quarter		First Nine Months
Cash Flow Hedging Instruments	Location - Statements of Income	2012	2011	2012	2011
Foreign currency contracts	Cost of sales	$(4)	$1	$(10)	$2
Foreign currency contracts(C)	Other nonoperating income (expense)	(15)	51	(11)	9
Total		$(19)	$52	$(21)	$11
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $14 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating income (expense) on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Economic (Non-designated) Hedges
We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to commodity price fluctuations associated with forecasted purchases of aluminum, sugar, and vehicle fuel. At times, we also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans and certain cash equivalents denominated in non-functional currencies. The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	September 28, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 244 million	December 2012	USD 404 million	September 2012
Commodity contracts	USD 186 million	December 2014	USD 95 million	December 2013
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

	Third Quarter		First Nine Months
Location - Statements of Income	2012	2011	2012	2011
Cost of sales	$8	$(2)	$3	$(1)
Selling, delivery, and administrative expenses	4	—	3	4
Other nonoperating income (expense)(A)	(16)	36	(21)	20
Total	$(4)	$34	$(15)	$23
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
As of September 28, 2012, our Corporate segment earnings included net mark-to-market gains on non-designated commodity hedges totaling $2 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

(Losses) Gains Deferred at Corporate Segment	Cost of Sales	SD&A	Total
Balance at December 31, 2011	$(3)	$2	$(1)
Gains recognized during the period and recorded in the Corporate segment, net	1	2	3
Losses (gains) transferred to the Europe operating segment, net	2	(2)	—
Balance at September 28, 2012	$—	$2	$2

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Net Investment Hedges
We have entered into currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating income (expense) on our Condensed Consolidated Statements of Income.
The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	September 28, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.3 billion	December 2019	USD 125 million	December 2012

The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Net Investment Hedging Instruments	2012	2011	2012	2011
Foreign currency contracts	$(22)	$20	$(14)	$14
 ___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	September 28, 2012		December 31, 2011
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar notes due 2013-2021	$2,291	2.6%	$2,289	2.6%
Euro notes due 2017-2019(B)	896	2.6	453	3.1
Swiss franc notes due 2013	213	3.8	213	3.8
Capital lease obligations(C)	44	n/a	57	n/a
Total debt(D) (E)	3,444		3,012
Current portion of debt	(230)		(16)
Debt, less current portion	$3,214		$2,996
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In August 2012, we issued €350 million, 2.0 percent notes due 2019.

(C)	These amounts represent the present value of our minimum capital lease payments.

(D)	At September 28, 2012, approximately $213 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.

(E)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.6 billion and $3.1 billion at September 28, 2012 and December 31, 2011, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Credit Facilities
During the third quarter of 2012, we entered into a $1 billion multi-currency credit facility with a syndicate of eight banks as a replacement of our previous $1 billion credit facility. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At September 28, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 28, 2012. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Components of net periodic benefit costs:
Service cost	$13	$13	$39	$37
Interest cost	14	14	42	42
Expected return on plan assets	(20)	(19)	(60)	(56)
Amortization of net prior service cost	1	—	4	1
Amortization of actuarial loss	3	2	9	6
Net periodic benefit cost	11	10	34	30
Other	—	—	—	3
Total costs	$11	$10	$34	$33

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Contributions
Contributions to our pension plans totaled $86 million and $41 million during the first nine months of 2012 and 2011, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2012, as well as actual contributions for the year ended December 31, 2011 (in millions):

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

NOTE 10—TAXES
Our effective tax rate was approximately 19 percent for both the first nine months of 2012 and 2011. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Nine Months
	2012	2011
U.S. federal statutory expense	$250	$276
Taxation of foreign operations, net(A)	(121)	(134)
U.S. taxation of foreign earnings, net of tax credits	46	39
Nondeductible items	8	23
Rate and law change benefit, net(B)(C)	(50)	(53)
Other, net	3	—
Total provision for income taxes	$136	$151
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

(B)
During the third quarter of 2012, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we recognized a deferred tax benefit of $50 million during the third quarter of 2012 to reflect the impact of this change on our deferred taxes.

(C)
During the third quarter of 2011, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. As a result, we recognized a deferred tax benefit of $53 million during the third quarter of 2011 to reflect the impact of this change on our deferred taxes.

Repatriation of Current Year Foreign Earnings to the U.S.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a Tax Sharing Agreement (TSA) with TCCC. Under the TSA, we have agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA. Some of these indemnifications extend through 2014. As of September 28, 2012, the remaining liability related to these indemnifications was $24 million, of which $18 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $6 million is recorded in other noncurrent liabilities on our Condensed Consolidated Balance Sheets.
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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Net income	$263	$284	$577	$636
Basic weighted average shares outstanding	291	315	297	322
Effect of dilutive securities(A)	6	9	7	9
Diluted weighted average shares outstanding	297	324	304	331
Basic earnings per share	$0.91	$0.90	$1.94	$1.97
Diluted earnings per share	$0.89	$0.88	$1.90	$1.92
_________________________

(A)
Options to purchase 8.1 million and 9.0 million shares were outstanding as of September 28, 2012 and September 30, 2011, respectively. For the three months ended September 30, 2011 and nine months ended September 28, 2012 and September 30, 2011, options to purchase 1.2 million shares were not included in the computation of diluted earnings per share, because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

Under our share repurchase program, during the third quarter of 2012 and 2011, we repurchased 7.7 million and 7.3 million shares, respectively, and during the first nine months of 2012 and 2011, we repurchased 21.3 million and 22.1 million shares, respectively. Refer to Note 14.
During the first nine months of 2012, we issued an aggregate of 1.2 million shares of common stock from the exercise of share options with a total intrinsic value of $21 million.
Dividend payments on our common stock totaled $142 million and $122 million during the first nine months of 2012 and 2011, respectively. In February 2012, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first nine months of 2012 or 2011.
Our segment operating income includes the segment’s revenue less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net sales and operating income are the primary financial measures.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

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
The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Third Quarter 2012:
Net sales	$2,070	$—	$2,070
Operating income (loss)	322	(16)	306
Third Quarter 2011:
Net sales	$2,140	$—	$2,140
Operating income (loss)	364	(34)	330
First Nine Months 2012:
Net sales(A)	$6,146	$—	$6,146
Operating income (loss)(B)	879	(101)	778
First Nine Months 2011:
Net sales(A)	$6,391	$—	$6,391
Operating income (loss)(B)	972	(119)	853
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Nine Months
	2012	2011
Net sales:
Great Britain	34%	33%
France	30	29
Belgium	15	16
The Netherlands	8	9
Norway	7	7
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market gains on our non-designated commodity hedges totaling $3 million for the first nine months of 2012, and net mark-to-market losses of $2 million for the first nine months of 2011. As of September 28, 2012, our Corporate segment earnings included net mark-to-market gains on non-designated commodity hedges totaling $2 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Europe	$12	$1	$34	$16
Corporate	—	—	—	—
Total	$12	$1	$34	$16

Business Transformation Program
During the third quarter of 2012, we initiated a business transformation program designed to improve our operating model and platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support functions, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the third quarter of 2012, we recorded nonrecurring restructuring charges under this program totaling $2 million, principally related to consulting. All nonrecurring restructuring charges related to this program are included in Selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Other	Total
Balance at December 31, 2011	$—	$—	$—
Provision	—	2	2
Balance at September 28, 2012	$—	$2	$2

Norway Business Optimization Program
In early 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project includes changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. We expect the transition to result in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project will take place during 2012 and 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During the third quarter and first nine months of 2012, we recorded nonrecurring restructuring charges totaling $10 million and $32 million, respectively, under this program. As of September 28, 2012, we had invested $25 million in cumulative capital expenditures under this program. The nonrecurring restructuring charges are included in SD&A expenses on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Other	Total
Balance at December 31, 2011	$—	$—	$—	$—
Provision	3	20	9	32
Cash payments	—	—	(7)	(7)
Noncash items	—	(20)	—	(20)
Balance at September 28, 2012	$3	$—	$2	$5
___________________________

(A)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

NOTE 14—SHARE REPURCHASE PROGRAM
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011, and resulted in the repurchase of $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. Unless terminated by resolution of our Board of Directors, our current share repurchase program will expire when we have repurchased all shares authorized under the program. We can repurchase shares in the open market and in privately negotiated transactions. During the first nine months of 2012, we repurchased $600 million in outstanding shares, representing 21.3 million shares at an average price of $28.19 per share. We currently expect to reach our cumulative 65 million share repurchase limit by the end of 2012 by repurchasing an additional 5.8 million in outstanding shares, subject to economic, operating, and other factors, including acquisition opportunities.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 15—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	September 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$65	$—	$65	$—
Derivative liabilities(A)	$91	$—	$91	$—
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$45	$—	$45	$—
Money market funds(B)	410	—	410	—
Total assets	$455	$—	$455	$—
Derivative liabilities(A)	$39	$—	$39	$—
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

At September 28, 2012, our cash and cash equivalents included $283 million of amounts held in time deposits with investment- grade financial institutions. Because these time deposits were purchased with original maturities of less than 3 months and can be withdrawn at any time by forfeiting only unpaid interest amounts accrued on the outstanding balance, we have classified these deposits as cash and cash equivalents on our Condensed Consolidated Balance Sheets. The fair value of these time deposits equals their carrying value due to the short-term nature of these instruments.

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the third quarter and first nine months of 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There were the same number of selling days in the first, second, and third quarters of 2012 versus the first, second, and third quarters of 2011, respectively (based upon a standard five-day selling week). There will be one additional selling day in the fourth quarter of 2012 versus the fourth quarter of 2011.
Relationship with The Coca-Cola Company (TCCC)
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
Financial Results
Our net income in the third quarter of 2012 was $263 million, or $0.89 per diluted share, compared to net income of $284 million, or $0.88 per diluted share, in the third quarter of 2011. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Third Quarter 2012

•	Charges totaling $12 million ($8 million net of tax, or $0.03 per diluted common share) related to restructuring activities;

•
Net mark-to-market gains totaling $12 million ($7 million net of tax, or $0.02 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

•
A deferred tax benefit of $50 million ($0.17 per diluted common share) due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 2 percentage points, 1 percentage point retroactive to April 1, 2012 and 1 percentage point effective April 1, 2013.

COCA-COLA ENTERPRISES, INC.

Third Quarter 2011

•	Charges totaling $1 million related to restructuring activities;

•
Net mark-to-market losses totaling $4 million ($3 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and

•
A deferred tax benefit of $53 million ($0.16 per diluted common share) due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 2 percentage points, 1 percentage point retroactive to April 1, 2011 and 1 percentage point effective April 1, 2012.

Financial Summary
Our financial performance during the third quarter of 2012 reflects the impact of the following significant factors:

•	Challenging operating conditions, including poor weather conditions early in the quarter, the impact of the French excise tax increase, and ongoing macroeconomic challenges;

•	Modest volume growth driven primarily by increases in our still beverage portfolio;

•
Higher cost of sales per case and net pricing per case (currency neutral) driven, in part, by the increased French excise tax (substantially all of the increased cost was borne by our customers in the form of higher prices);

•	A currency neutral increase in operating expenses driven by our promotional activities surrounding the 2012 London Olympic Games, offset partially by our strong focus on expense control initiatives;

•	Unfavorable currency exchange rate changes that decreased operating income in the third quarter of 2012 by 8.0 percent ($0.06 per diluted share); and

•
The continuation of our share repurchase program, which increased diluted earnings per share in the third quarter of 2012 by approximately 8.0 percent ($0.07 per diluted share) when compared to the third quarter of 2011.

Our operating and financial performance during the third quarter of 2012 continued to be impacted by a challenging operating environment, including poor weather conditions early in the quarter, the French excise tax increase, and ongoing macroeconomic challenges. Despite these factors, we achieved modest volume growth of 0.5 percent and continued to focus on the execution of our operating plans. Our bottle and can net price per case, excluding the impact of the French excise tax increase, grew 2.5 percent during the quarter reflecting moderate year-over-year rate increases.
Volume in our continental European territories (including Norway and Sweden) remained flat year-over-year, reflecting an increase in our still beverage portfolio, including strong introductory volume for our re-formulated stevia-based Nestea brand launched in 2012, offset by a decline in sparkling beverage sales. Our volume in Great Britain increased 0.5 percent for the quarter, driven by strong growth in our still beverage brands such as Capri-Sun and Schweppes Abbey Well. Both continental Europe and Great Britain saw moderate declines in sales of Coca-Cola Classic and Diet Coke/Coca-Cola light, while Coca-Cola Zero achieved double-digit volume growth. Our energy brand portfolio continued to experience volume gains across our territories, including Monster, Nalu, and Relentless.
Our bottle and can cost of sales per case excluding the French excise tax increase grew 2.0 percent during the third quarter. Despite some overall moderation, the cost environment remains volatile, and we continue to seek opportunities to mitigate our exposure to commodity price volatility through the use of supplier agreements and hedging instruments.
During the third quarter of 2012, we experienced a currency neutral increase in operating expenses resulting from our promotional initiatives surrounding the 2012 London Olympic Games. Despite these additional planned expenditures, we were able to limit our underlying operating expense growth by remaining diligent in our expense control initiatives and by target focused reductions across all discretionary cost categories.
Our financial results during the third quarter of 2012 were also impacted by unfavorable currency exchange rate changes, which resulted in an approximate $0.06 decrease in our earnings per diluted share. Offsetting the negative currency impact was the benefit of our share repurchases, which increased earnings per diluted share during the third quarter of 2012 by approximately $0.07 when compared to the third quarter of 2011. During the remainder of 2012, we intend to continue our share repurchase program in support of our ongoing commitment to increase shareowner value.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.6	62.2	63.6	63.0
Gross profit	37.4	37.8	36.4	37.0
Selling, delivery, and administrative expenses	22.6	22.4	23.7	23.7
Operating income	14.8	15.4	12.7	13.3
Interest expense	1.1	1.1	1.1	0.9
Other nonoperating income (expense)	—	—	—	(0.1)
Income before income taxes	13.7	14.3	11.6	12.3
Income tax expense	1.0	1.0	2.2	2.3
Net income	12.7%	13.3%	9.4%	10.0%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2012		2011		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$322	105.0%	$364	110.5%	$879	113.0%	$972	114.0%
Corporate	(16)	(5.0)	(34)	(10.5)	(101)	(13.0)	(119)	(14.0)
Consolidated	$306	100.0%	$330	100.0%	$778	100.0%	$853	100.0%

COCA-COLA ENTERPRISES, INC.

During the third quarter and first nine months of 2012, we had operating income of $306 million and $778 million, respectively, compared to $330 million and $853 million in the third quarter and first nine months of 2011, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2012		First Nine Months 2012
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$84	25.5%	$320	37.5%
Impact of bottle and can cost-mix on gross profit	(66)	(20.0)	(229)	(27.0)
Impact of bottle and can volume on gross profit	2	0.5	(52)	(6.0)
Impact of post-mix, non-trade, and other on gross profit	(2)	(0.5)	(13)	(1.5)
Net mark-to-market gains related to non-designated commodity hedges	16	5.0	5	0.5
Net impact of restructuring charges	(11)	(3.5)	(18)	(2.0)
Impact of Tax Sharing Agreement indemnification changes	—	—	5	0.5
Other selling, delivery, and administrative expenses	(20)	(6.0)	(25)	(3.0)
Currency exchange rate changes	(26)	(8.0)	(68)	(8.0)
Other changes	(1)	(0.5)	—	—
Change in operating income	$(24)	(7.5)%	$(75)	(9.0)%
Net Sales
Net sales decreased 3.5 percent in the third quarter of 2012 to $2.1 billion, and decreased 4.0 percent in the first nine months of 2012 to $6.1 billion. These changes include increases of 2.0 percent for both the third quarter and first nine months of 2012 due to the increased French excise tax. These changes also include unfavorable currency exchange rate decreases of 8.0 percent and 7.0 percent for the third quarter and first nine months of 2012, respectively.
Net sales per case decreased 3.5 percent in the third quarter of 2012 versus the third quarter of 2011, and decreased 1.5 percent in the first nine months of 2012 versus the first nine months of 2011. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2012	First Nine Months 2012
Changes in net sales per case:
Bottle and can net price per case (excluding French excise tax increase)	2.5%	3.0%
French excise tax increase	2.0	2.5
Bottle and can currency exchange rate changes	(7.5)	(7.0)
Post-mix, non-trade, and other	(0.5)	—
Change in net sales per case	(3.5)%	(1.5)%
During the third quarter of 2012, our bottle and can sales accounted for approximately 93 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case grew 2.5 percent during the third quarter of 2012, reflecting moderate year-over-year rate increases.
During the third quarter and first nine months of 2012, our net sales included approximately $40 million and $130 million, respectively, in incremental revenue as a result of the cost associated with the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive), substantially all of which was borne by our customers in the form of higher prices. We estimate that the full year 2012 impact on our net sales will be approximately $170 million.

COCA-COLA ENTERPRISES, INC.

Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented (selling days were the same in the third quarter and first nine months of 2012 and 2011; rounded to the nearest 0.5 percent):

	Third Quarter 2012	First Nine Months 2012
Change in volume	0.5%	(2.5)%
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented (selling days were the same in the third quarter and first nine months of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2012 Percent of Total	2011 Percent of Total	Change	2012 Percent of Total	2011 Percent of Total
Coca-Cola trademark	(3.0)%	66.0%	68.0%	(3.0)%	68.0%	68.5%
Sparkling flavors and energy	2.0	18.5	18.5	(2.0)	18.0	18.0
Juices, isotonics, and other	11.5	11.5	10.5	(1.0)	10.5	10.5
Water	21.0	4.0	3.0	6.5	3.5	3.0
Total	0.5%	100.0%	100.0%	(2.5)%	100.0%	100.0%
Our volume performance during the third quarter of 2012 was impacted by poor weather conditions early in the quarter, the increased French excise tax, and the ongoing macroeconomic challenges. Despite these challenges, we continued to execute our operating plans in the marketplace, including our planned promotional initiatives around the 2012 London Olympic Games, and achieved modest volume growth of 0.5 percent versus the third quarter of 2011.
Our volume performance during the third quarter of 2012 included a 13.5 percent increase in the sale of still beverages, offset partially by a decline in the sales of sparkling beverage brands of 2.0 percent. Volume in continental Europe (including our Norway and Sweden territories) remained flat year-over-year. Great Britain experienced an overall volume increase during the third quarter of 2012 of 0.5 percent. These results reflect the continued challenging operating environment and poor weather conditions early in the quarter, offset by solid marketplace execution and planned promotional activities, particularly those surrounding the 2012 London Olympic Games. We continued to experience increased sales of Coca-Cola Zero across our territories, as well as in our energy drink portfolio, with growth in brands such as Monster, Nalu, and Relentless. We also experienced increased volume resulting from the recent launch of several re-formulated products, including stevia-based Nestea.
Our Coca-Cola trademark sparkling brand volume declined 3.0 percent in the third quarter of 2012 as compared to the third quarter of 2011. This decrease was driven by a decline in the sales of Coca-Cola Classic and Diet Coke/Coca-Cola light, offset partially by the continued growth of Coca-Cola Zero. Sparkling flavors and energy volume increased 2.0 percent in the third quarter of 2012, reflecting volume increases in Dr Pepper and Sprite, as well as the strong performance of our energy drink portfolio, particularly Monster. Juices, isotonics, and other volume increased 11.5 percent in the third quarter of 2012, including a greater than 20.0 percent increase in the sale of Capri-Sun as we benefited from competitor product disruption, and a significant volume gain for our newly re-formulated stevia-based Nestea brand in continental Europe. Sales volume of our water brands increased 21.0 percent in the third quarter of 2012, reflecting a significant increase in the sale of Chaudfontaine in continental Europe and strong volume results for Schweppes Abbey Well, which was the official water of the 2012 London Olympic Games.

COCA-COLA ENTERPRISES, INC.

Consumption
The following table summarizes our volume by consumption type for the periods presented (selling days were the same in the third quarter and first nine months of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2012 Percent of Total	2011 Percent of Total	Change	2012 Percent of Total	2011 Percent of Total
Multi-serve(A)	0.5%	55.5%	55.5%	(2.5)%	56.5%	57.0%
Single-serve(B)	0.5	44.5	44.5	(2.0)	43.5	43.0
Total	0.5%	100.0%	100.0%	(2.5)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented (selling days were the same in the third quarter and first nine months of 2012 and 2011; change is versus same period from prior year; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2012 Percent of Total	2011 Percent of Total	Change	2012 Percent of Total	2011 Percent of Total
PET (plastic)	(1.0)%	43.5%	44.0%	(3.5)%	44.0%	44.5%
Cans	(1.0)	39.5	40.0	(2.0)	40.0	40.0
Glass and other	7.0	17.0	16.0	0.5	16.0	15.5
Total	0.5%	100.0%	100.0%	(2.5)%	100.0%	100.0%
Cost of Sales
Cost of sales decreased 3.0 percent in both the third quarter and first nine months of 2012 to $1.3 billion and $3.9 billion, respectively. These changes include increases of 3.0 percent and 3.5 percent for the third quarter and first nine months of 2012, respectively, due to the implementation of the additional French excise tax beginning January 1, 2012. These changes also include decreases of 8.0 percent and 7.0 percent during the third quarter and first nine months of 2012, respectively, due to currency exchange rate changes. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2012	First Nine Months 2012
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs (excluding French excise tax increase)	2.0%	2.5%
French excise tax increase	3.5	3.5
Bottle and can currency exchange rate changes	(8.0)	(7.0)
Post mix, non-trade, and other	(0.5)	—
Change in cost of sales per case	(3.0)%	(1.0)%
Despite some overall moderation, the cost environment remains volatile, and we continue to seek opportunities to mitigate our exposure to commodity price volatility through the use of supplier agreements and hedging instruments.
During the third quarter and first nine months of 2012, our cost of sales included approximately $40 million and $130 million, respectively, in incremental costs as a result of the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive). Substantially all of the increased cost was borne by our customers in the form of higher prices. We estimate that the full year 2012 impact on our cost of sales will be approximately $170 million.

COCA-COLA ENTERPRISES, INC.

Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses decreased $9 million, or 2.0 percent, in the third quarter of 2012 to $469 million from $478 million in the third quarter of 2011, and decreased $50 million, or 3.5 percent, in the first nine months of 2012 to $1.5 billion. These changes include currency exchange rate decreases of 7.0 percent and 5.5 percent for the third quarter and first nine months of 2012, respectively. The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2012		First Nine Months 2012
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$15	3.0%	$6	0.5%
Selling and marketing expenses	(1)	—	(2)	—
Delivery and merchandising expenses	(3)	(0.5)	2	—
Warehousing expenses	5	1.0	15	1.0
Depreciation and amortization expenses	—	—	3	—
Net mark-to-market gains related to non-designated commodity hedges	(6)	(1.5)	(1)	—
Net impact of restructuring charges	11	2.5	18	1.0
Impact of Tax Sharing Agreement indemnification changes	—	—	(5)	(0.5)
Currency exchange rate changes	(34)	(7.0)	(87)	(5.5)
Other	4	0.5	1	—
Change in SD&A expenses	$(9)	(2.0)%	$(50)	(3.5)%
SD&A expenses as a percentage of net sales was 22.6 percent and 22.4 percent in the third quarter of 2012 and 2011, respectively, and 23.7 percent in both the first nine months of 2012 and 2011. During the third quarter of 2012, we experienced an increase in operating expenses on a currency neutral basis, primarily resulting from our planned marketplace initiatives surrounding the 2012 London Olympic Games. Despite these additional planned expenditures, we were able to limit our underlying operating expense growth by remaining diligent in our expense control initiatives and by targeting cost reductions across all discretionary cost categories.
Business Transformation Program
During the third quarter of 2012, we initiated a business transformation program designed to improve our operating model and platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support functions, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the third quarter of 2012, we recorded nonrecurring restructuring charges under this program totaling $2 million, principally related to consulting. All nonrecurring restructuring charges related to this program are included in SD&A expenses on our Condensed Consolidated Statements of Income.
Under this program, including non-restructuring related business process improvement initiatives, we expect to generate ongoing annual cost savings of approximately $100 million by 2015, some of which we expect to reinvest into the business.
Norway Business Optimization Program
In early 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project will take place during 2012 and 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During the third quarter and first nine months of 2012, we recorded nonrecurring restructuring charges totaling $10 million and $32 million, respectively, under this program. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Interest Expense
Interest expense during both the third quarter of 2012 and the third quarter of 2011 was $23 million. Interest expense increased $7 million in the first nine months of 2012 to $69 million from $62 million in the first nine months of 2011. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Average outstanding debt balance	$3,364	$2,907	$3,146	$2,668
Weighted average cost of debt	2.8%	2.9%	2.9%	2.9%
Fixed-rate debt (% of portfolio)(A)	85%	97%	85%	97%
Floating-rate debt (% of portfolio)(A)	15%	3%	15%	3%
 ___________________________

(A)
During the first quarter of 2012, we entered into a fixed-to-floating interest rate swap on our $400 million notes due November 2013. As of September 28, 2012, the effective rate on these notes was approximately 0.9 percent. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Other Nonoperating Income (Expense)
Other nonoperating income totaled $1 million and $4 million during the third quarter and first nine months of 2012, respectively, compared to other nonoperating expense of $1 million and $4 million during the third quarter and first nine months of 2011, respectively. Our other nonoperating income (expense) principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 19 percent for both the first nine months of 2012 and 2011. We expect our underlying full year 2012 effective tax rate to be approximately 26 percent to 28 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first nine months of 2012 and 2011.
During the third quarter of 2012, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we recognized a deferred tax benefit of $50 million during the third quarter of 2012 to reflect the impact of this change on our deferred taxes.
During the third quarter of 2011, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. As a result, we recognized a deferred tax benefit of $53 million during the third quarter of 2011 to reflect the impact of this change on our deferred taxes.

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
During the third quarter of 2012, we entered into a $1 billion multi-currency credit facility with a syndicate of eight banks as a replacement of our previous $1 billion multi-currency credit facility. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At September 28, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At September 28, 2012, we had $230 million in debt maturities in the next 12 months. We intend to repay our short-term obligations with either operating cash flow

COCA-COLA ENTERPRISES, INC.

and cash on hand, or by refinancing with commercial paper or long-term debt securities. In the event that we are temporarily unable to issue sufficient debt securities, we expect to have the ability to borrow under our primary committed credit facility.
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. Unless terminated by resolution of our Board of Directors, our current share repurchase program will expire when we have repurchased all shares authorized under the program. During the first nine months of 2012, we repurchased $600 million in outstanding shares under this program. We currently expect to reach our cumulative 65 million share repurchase limit by the end of 2012 by repurchasing an additional 5.8 million in outstanding shares, subject to economic, operating, and other factors, including acquisition opportunities. For additional information about our share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
During the fourth quarter of 2012, we expect to repatriate a portion of our 2012 foreign earnings to satisfy our 2012 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2012 foreign earnings and our actual 2012 U.S.-based cash flow needs. For additional information about our repatriation of foreign earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
At September 28, 2012, $520 million of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $142 million and $122 million during the first nine months of 2012 and 2011, respectively. In February 2012, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012.
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
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 28, 2012. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first nine months of 2012, our primary sources of cash included: (1) $683 million from operating activities; and (2) $430 million from third-party debt issuances. Our primary uses of cash included: (1) the repurchase of $600 million of shares under our share repurchase program; (2) capital asset investments of $254 million; (3) dividend payments on common stock of $142 million; and (4) contributions to our defined benefit pension plans of $86 million.
During the first nine months of 2011, our primary sources of cash included: (1) $900 million from third-party debt issuances; (2) $653 million from operating activities; and (3) the receipt of $70 million from TCCC for the settlement of items related to the Merger. Our primary uses of cash were: (1) the repurchase of $600 million of shares under our share repurchase program; (2) capital asset investments of $252 million; (3) net payments on commercial paper of $145 million; and (4) dividend payments on common stock of $122 million.
Operating Activities
Our net cash derived from operating activities totaled $683 million in the first nine months of 2012 versus $653 million in the first nine months of 2011. This increase of $30 million was primarily driven by positive working capital changes, offset partially

COCA-COLA ENTERPRISES, INC.

by a weaker operating performance and a year-over-year increase in contributions made to our defined benefit plans. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.
Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Nine Months
	2012	2011
Supply chain infrastructure improvements	$123	$124
Cold drink equipment	89	88
Information technology	29	29
Fleet and other	13	11
Total capital asset investments	$254	$252
During 2012, we expect our capital expenditures to be between $375 million and $400 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $330 million during the first nine months of 2012 versus net cash derived from financing activities of $105 million during the first nine months of 2011. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Nine Months
Issuances of debt	Maturity Date	Rate	2012	2011
$300 million notes	September 2021	4.5%	$—	$300
$100 million notes	February 2014	—(A)	—	100
$250 million notes	August 2016	2.0%	—	250
$250 million notes	August 2021	3.3%	—	250
€350 million notes	December 2019	2.0%	430	—
Total issuances of debt			$430	$900

			First Nine Months
Payments on debt	Maturity Date	Rate	2012	2011
Other payments, net	—	—	$(13)	$(9)
Total payments on debt, excluding commercial paper			(13)	(9)
Net payments on commercial paper			—	(145)
Total payments on debt			$(13)	$(154)
 ___________________________

(A)	These notes carry a variable interest rate at three-month USD LIBOR plus 30 basis points. As of September 28, 2012, the effective rate on these notes was approximately 0.7 percent.
During the first nine months of 2012, our financing activities also included the repurchase of $600 million of shares under our share repurchase program and dividend payments on common stock of $142 million.
During the first nine months of 2011, our financing activities included: (1) the repurchase of $600 million of shares under our share repurchase program; (2) dividend payments on common stock of $122 million; and (3) the receipt of $70 million from TCCC for the settlement of items related to the Merger.

COCA-COLA ENTERPRISES, INC.

 Financial Position
Assets
Trade accounts receivable increased $116 million, or 8.5 percent, to $1.5 billion at September 28, 2012 from $1.4 billion at December 31, 2011. This increase was primarily attributable to the seasonality of our business, the effect of currency exchange rate changes, and increased sales during the latter part of the third quarter of 2012.
Amounts receivable from TCCC increased $21 million, or 33.0 percent, to $85 million at September 28, 2012 from $64 million at December 31, 2011. This increase was attributable to the seasonality of our business.
Inventories increased $10 million, or 2.5 percent, to $413 million at September 28, 2012 from $403 million at December 31, 2011. This increase was primarily driven by the seasonality of our business, as well as the effect of currency exchange rate changes.
Other current assets increased $67 million, or 45.5 percent, to $215 million at September 28, 2012 from $148 million at December 31, 2011. This increase was primarily driven by an increase in our current assets related to derivative financial instruments, as well as an increase in certain current deferred income tax assets.
Franchise license intangible assets, net and goodwill increased $111 million, or 3.0 percent, to $4.0 billion at September 28, 2012 from $3.9 billion at December 31, 2011. This increase was driven by the effect of currency exchange rate changes.
Other noncurrent assets increased $109 million, or 38.5 percent, to $392 million at September 28, 2012 from $283 million at December 31, 2011. This increase was primarily driven by an increase in our noncurrent assets related to our defined benefit pension plans and to deferred taxes, offset by a decrease in our noncurrent assets related to derivative financial instruments.
Liabilities and Equity
Accounts payable and accrued expenses increased $91 million, or 5.5 percent, to $1.8 billion at September 28, 2012 from $1.7 billion at December 31, 2011. The increase in our accounts payable was primarily driven by the seasonality of our business and the timing of payments. The increase in our accrued expenses was principally related to our customer marketing programs, particularly in France as we continue to negotiate certain customer contracts, derivative financial instruments, and the effect of currency exchange rates. These increases were partially offset by a decrease in our accrued expenses related to employee compensation. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt increased $214 million to $230 million at September 28, 2012 from $16 million at December 31, 2011. This increase was primarily driven by the maturity of our Swiss franc notes, which are due March 2013.
Debt, less current portion increased $218 million, or 7.5 percent, to $3.2 billion at September 28, 2012 from $3.0 billion at December 31, 2011. This increase was driven by our issuance of €350 million, 2.0% notes due 2019, offset by the maturity date of our Swiss franc notes, which are due March 2013.
Other noncurrent liabilities increased $42 million, or 26.5 percent, to $202 million at September 28, 2012 from $160 million at December 31, 2011. This increase was primarily attributable to an increase in our noncurrent liabilities related to derivative financial instruments.
Common stock in treasury, at cost increased $633 million, or 62.5 percent, to $1.6 billion at September 28, 2012 from $1.0 billion at December 31, 2011. This increase was primarily driven by our repurchase of $600 million in outstanding shares during the first nine months of 2012 under our share repurchase program. The remaining difference primarily represents shares withheld for taxes upon the vesting of share-based payment awards.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $86 million and $41 million during the first nine months of 2012 and 2011, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2012, as well as our actual contributions for the year ended December 31, 2011 (in millions):

	Projected(A) 2012	Actual(A) 2011
Total pension contributions	$100	$68
__________________________

(A)
These amounts represent only contributions made by CCE. During the first quarter of 2012, we contributed an incremental $40 million to our Great Britain defined benefit pension plan to improve the funded status of this plan. For additional

COCA-COLA ENTERPRISES, INC.

information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.
Contingencies
For information about our contingencies, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At September 28, 2012, approximately 85 percent of our debt portfolio was comprised of fixed-rate debt, and 15 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of September 28, 2012 would change the fair value of our fixed-rate debt outstanding as of September 28, 2012 by approximately $220 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of September 28, 2012 would change interest expense on an annual basis by approximately $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the third quarter and first nine months of 2012 by approximately $30 million and $90 million, respectively.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of September 28, 2012, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the third quarter of 2012 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
June 30, 2012 through July 27, 2012	2.7	$27.75	2.7	$550.0
July 28, 2012 through August 24, 2012	2.5	29.41	2.5	475.0
August 25, 2012 through September 28, 2012	2.5	30.58	2.5	400.0
Total	7.7	$29.20	7.7	$400.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

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

COCA-COLA ENTERPRISES, INC.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 25, 2012 the Company announced initiatives to restructure portions of its business.  For a more detailed discussion of these initiatives and other related matters, including the anticipated costs relating thereto, refer to "Item 1. Notes to Condensed Consolidated Financial Statements" and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits
(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

10.1
Five Year Credit Agreement, dated September 20, 2012, amount Coca-Cola Enterprises, Inc., and the lenders party thereto, Citibank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, and Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint book managers.
Filed herewith.

10.2	Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc. (Date of Report: September 10, 2012)*	Filed herewith.

10.3	Employment Agreement between William Douglas and Coca-Cola Enterprises, Inc. (Date of Report: October 8, 2012)*	Filed herewith.

10.4	Employment Agreement between John Parker and Coca-Cola Enterprises, Inc. (Date of Report: September 11, 2012)*	Filed herewith.

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

COCA-COLA ENTERPRISES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	October 26, 2012	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date:	October 26, 2012	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer