Form 10-K
period 2012-12-31
COCA-COLA ENTERPRISES, INC.
filed 2013-02-08
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 29, 2012 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are "affiliates") was $8,221,898,137 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange).
The number of shares outstanding of the registrant’s common stock as of January 25, 2013 was 279,167,894.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2013 are incorporated by reference in Part III.

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

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, basic and diluted earnings per share, capital expenditures, dividends, capital structure, or other financial and operating measures;

•	Descriptions of anticipated plans, goals, or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.
For example, our forward-looking statements include our expectations regarding:

•	Net sales growth;

•	Volume growth;

•	Net price per case growth;

•	Cost of sales per case growth;

•	Operating income growth; and

•	Diluted earnings per share.
Additionally, we may also make forward-looking statements regarding:

•	Capital expenditures;

•	Concentrate cost increases from The Coca-Cola Company (TCCC);

•	Developments in accounting standards;

•	Future repatriation of foreign earnings;

•	Renewal of our product licensing agreements;

•	Restructuring charges and expected annual cost savings; and

•	Return on invested capital (ROIC).
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

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list of risk factors may not be exhaustive (refer to Item 1A. Risk Factors, in this report). We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-

looking statement. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Introduction

Organization

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a merger (the Merger) with TCCC and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity, which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of the Notes to Consolidated Financial Statements in this report.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $872 million, including a $50 million price adjustment related to working capital and EBITDA (as defined by the Norway-Sweden SPA). All amounts outstanding under the Norway-Sweden SPA were settled and paid during 2011. For additional information about the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements in this report.

Coca-Cola Enterprises, Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•	Serves a market of approximately 170 million consumers throughout Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden.

•	Employs approximately 13,000 people.

•	Generated $8.1 billion in net sales and sold approximately 12 billion bottles and cans (or 600 million physical cases) during 2012.
We were incorporated in Delaware in 2010 by Legacy CCE and, following the Merger, we own the European bottling operations of Legacy CCE, as well as the bottling operations in Norway and Sweden, and are a publicly traded company.

We are TCCC’s strategic bottling partner in Western Europe and one of the world's largest independent Coca-Cola bottlers. We have 10-year bottling agreements with TCCC for each of our territories, which extend through October 2, 2020, with each containing the right for us to request a 10-year renewal. We and TCCC have also entered into an incidence-based concentrate pricing agreement that extends through December 31, 2015. Products licensed to us through TCCC and its affiliates represent greater than 90 percent of our volume, with the remainder of our volume being attributable to sales of non-TCCC products.

We have bottling rights within our territories for various beverages, including products with the name “Coca-Cola.” For substantially all products, the bottling rights have stated expiration dates. For all bottling rights granted by TCCC with stated expiration dates, we believe our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals of these licenses ensure that they will continue to be renewed. For additional information about the terms of these licenses, refer to the section of this report titled “Product Licensing and Bottling Agreements.”

Relationship with The Coca-Cola Company

We conduct our business primarily under agreements with TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. These agreements generally give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish its sales prices, terms of payment, and other terms and conditions for our purchases of concentrates and syrups from TCCC. However, concentrate prices are subject to the terms of the incidence-based concentrate pricing agreement between TCCC and us through December 31, 2015.

Other significant transactions and agreements with TCCC include arrangements for cooperative marketing; advertising expenditures; purchases of sweeteners, juices, mineral waters, and finished products; strategic marketing initiatives; cold drink equipment placement; and, from time to time, acquisitions of bottling territories.

Territories

Our bottling territories consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. The aggregate population of these territories was approximately 170 million at December 31, 2012. We generated $8.1 billion in net sales and sold approximately 12 billion bottles and cans (or 600 million physical cases) during 2012.

Product Licensing and Bottling Agreements

As used throughout this report, the term “sparkling” beverage means nonalcoholic ready-to-drink beverages with carbonation, including energy drinks, waters, and flavored waters with carbonation. The term “still” beverage means nonalcoholic beverages without carbonation, including waters and flavored waters without carbonation, juice and juice drinks, teas, coffees, and sports drinks.

Product Licensing and Bottling Agreements with TCCC

Our bottlers in Belgium, continental France, Great Britain, Monaco, the Netherlands, Norway, and Sweden, as well as our distributor in Luxembourg (our Bottlers), operate in their respective territories under licensing, bottling, and distributing agreements with TCCC and The Coca-Cola Export Corporation, a Delaware subsidiary of TCCC (the product licensing and bottling agreements). We believe that these product licensing and bottling agreements are substantially similar to agreements between TCCC and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages. Coca-Cola Trademark Beverages are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name. Allied Beverages are sparkling beverages of TCCC or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages or energy drinks.

Exclusivity. Subject to the Supplemental Agreement (described below) and with certain minor exceptions, our Bottlers have the exclusive rights granted by TCCC in their territories to sell the beverages covered by their respective product licensing and bottling agreements in containers authorized for use by TCCC (including pre- and post-mix containers). The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, still beverages, glacéau, and limited other beverages specific to the European market. TCCC has retained the right, under certain limited circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any manner or form within our territories.

Our Bottlers are prohibited from making sales of the beverages outside their territories, or to anyone intending to resell the beverages outside their territories, without the consent of TCCC, except for sales arising out of an unsolicited order from a customer in another member state of the European Economic Area (EEA) or for export to another such member state. The product licensing and bottling agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of our territories and, in such instances, our Bottlers agree to collaborate with TCCC to provide sales and distribution to such customers.

Pricing. The product licensing and bottling agreements provide that sales by TCCC of concentrate, syrups, beverage base, juices, mineral waters, finished goods, and other goods to our Bottlers are at prices which are set from time to time by TCCC at its sole discretion. The parties have entered into an incidence-based concentrate pricing agreement through December 31, 2015, under which concentrate prices increase in a manner that generally tracks our annual net sales per case growth.

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

Supplemental Agreement with TCCC

In addition to the product licensing and bottling agreements with TCCC, our Bottlers (excluding the Luxembourg distributor), TCCC, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the Supplemental Agreement) with regard to our Bottlers’ rights. The Supplemental Agreement permits our Bottlers to prepare, package, distribute, and sell the beverages covered by any of our Bottlers’ product licensing and bottling agreements in any other territory of our Bottlers, provided that we and TCCC have reached agreement upon a business plan for such beverages. The Supplemental Agreement may be terminated, either in whole or in part by territory, by TCCC at any time with 90 days' prior written notice.

Product Licensing and Bottling Agreements with Other Licensors

The product licensing and bottling agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time at their sole discretion. Some of these agreements have limited terms of appointment and some prohibit us from selling competing products with similar flavors. These agreements contain restrictions that are generally similar in effect to those in the product licensing and bottling agreements with TCCC as to the use of trademarks and trade names; approved bottles, cans and labels; planning; and causes for termination.

Schweppes. In Great Britain, we distribute Schweppes, Dr Pepper, Oasis, and Schweppes Abbey Well (collectively the Schweppes Products) pursuant to agreements with an affiliate of TCCC (the Schweppes Agreements). These agreements are in respect to the marketing, sale, and distribution of Schweppes Products within our territory. The Schweppes Agreements run through December 31, 2020, and will be automatically renewed for one 10-year term unless terminated by either party.

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

We commenced distribution of Schweppes and Dr Pepper products in the Netherlands in early 2010, pursuant to agreements with Schweppes International Limited. The agreements to distribute products such as Schweppes, Dr Pepper, and Oasis will expire on December 31, 2014, but can be renewed for an additional five-year term, subject to mutual agreement by both parties. These agreements impose obligations upon us with respect to achieving certain agreed-upon annual volume targets in the Netherlands and grant certain rights and remedies to Schweppes International Limited, including monetary remedies, if these targets are not met. We have accrued any amounts due under these commitments in our Consolidated Financial Statements.

WILD. We distribute Capri-Sun beverages in France and Great Britain through distribution agreements with subsidiaries or related entities of WILD GmbH & Co. KG (WILD). We also produce Capri-Sun beverages in Great Britain through a manufacturing and license agreement with WILD. The terms of the distribution and license agreements are for five years and expire on December 31, 2013, but are renewable for an additional five-year term (subject to our meeting certain preconditions). In 2010, we commenced distribution of Capri-Sun beverages in Belgium, the Netherlands, and Luxembourg on terms materially similar to the distribution agreements for France and Great Britain. These agreements cannot be terminated prior to July 1, 2016; however, thereafter the agreements can be terminated by either party under certain circumstances. Although these contracts do not impose any monetary penalties in the event that the defined volume targets are not met, meeting the volume targets is part of the performance criteria evaluated in determining whether we are able to renew these agreements for the additional five-year term.

Monster. We distribute Monster beverages in all of our territories (with the exception of Norway) under distribution agreements between us and Monster Beverage Corporation. These agreements, for our territories other than Belgium, have terms of 20 years, comprised of four five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. The agreement for Belgium has a 10-year term, comprised of two five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. We also produce selected Monster beverages in Great Britain through a manufacturing agreement with Monster Energy Limited. The term of the manufacturing agreement expires on October 2, 2013, but may be renewed for five successive periods of three years each.

Other Agreements. We distribute Ocean Spray products in France and Great Britain, subject to agreements with Ocean Spray International, Inc. These agreements have an initial term of five years and will be automatically renewed for an additional five years, unless terminated by either party no later than March 1, 2014.

In 2010, we entered into an exclusive distribution agreement with Innocent for the distribution of Innocent smoothies, juices, and waters in Sweden. CCE and Innocent have terminated this agreement as of December 31, 2012.

In April 2011, we entered into an agreement with SAB Miller International BV to manufacture, distribute, market, and sell Appletiser products in Great Britain. This agreement has an initial term of 10 years and will continue thereafter until either party terminates the agreement upon providing 12 months notice.

We also distribute Fernandes products, on an exclusive basis, in the Netherlands. We entered into a 10-year distribution agreement with the Fernandes family and its Netherlands representative, Holfer BV, as of January 1, 2006. Although distribution of Fernandes products is currently limited to the Netherlands, we have the right to distribute Fernandes products in the remainder of Europe and Africa. The distribution agreement may be renewed by mutual agreement of the parties beginning six months before the end of its term.

Products, Packaging, and Distribution

We derive our net sales from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio consists of some of the most recognized brands in the world, including one of the world’s most valuable beverage brands, Coca-Cola. We manufacture approximately 95 percent of finished product we sell from syrups and concentrates that we buy. The remainder of the products we sell are purchased in finished form. Although in some of our territories we deliver our product directly to retailers, our product is principally distributed to our customers’ central warehouses and through wholesalers who deliver to retailers.

Our top five brands by volume are:

•	Coca-Cola

•	Diet Coke/Coca-Cola light

•	Coca-Cola Zero

•	Fanta

•	Capri-Sun

During 2012, 2011, and 2010, sales of certain major brand categories represented more than 10 percent of our total net sales. The following table summarizes the percentage of total net sales contributed by these major brand categories for the periods presented (rounded to the nearest 0.5 percent):

	2012	2011	2010
Coca-Cola trademark(A)	65.0%	61.5%	64.0%
Sparkling flavors and energy	17.0	16.0	16.0
___________________________

(A)	Coca-Cola Trademark Beverages are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name.

Our products are available in a variety of different package types and sizes (single-serve and multi-serve), including, but not limited to, aluminum and steel cans, glass, polyethylene terephthalate (PET) and aluminum bottles, pouches, and bag-in-box for fountain use.

For additional information about our various products and packages, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher unit sales of products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays, selling days, and weather patterns can impact our results on an annual or quarterly basis.

Large Customers

No single customer accounted for 10 percent or more of our total net sales in 2012, 2011, or 2010.

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

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are determined annually and are periodically reassessed as the programs progress. Marketing support funding programs entered into with TCCC provide financial support, principally based on our product sales or upon the completion of stated requirements, to offset a portion of our costs of the joint marketing programs. Except in certain limited circumstances, TCCC has no specified contractual obligation to participate in expenditures for advertising, marketing, and other support. The terms of similar programs TCCC may have with other licensees and the amounts paid by TCCC pursuant thereto could differ from our arrangements.

Global Marketing Fund

Legacy CCE and TCCC had a Global Marketing Fund under which TCCC was obligated to pay Legacy CCE $61.5 million annually through December 31, 2014 as support for marketing activities. In 2010, $45 million of this amount was allocated to Legacy CCE’s European business. Following the Merger and as part of the incidence-based concentrate pricing agreement with TCCC, we will continue to receive $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter, unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, when such failure is within our reasonable control. During 2012 and 2011, we received $45 million under the Global Marketing Fund with TCCC.

Competition

The market for nonalcoholic beverages is highly competitive. We face competitors that differ within individual categories in our territories. Moreover, competition exists not only within the nonalcoholic beverage market, but also between the nonalcoholic and alcoholic markets.

The most important competitive factors impacting our business include advertising and marketing, product offerings that meet consumer preferences and trends, new product and package innovations, pricing, and cost inputs. Other competitive factors include supply chain (procurement, manufacturing, and distribution) and sales methods, merchandising productivity, customer service, trade and community relationships, and the management of sales and promotional activities. Management of cold drink equipment, including coolers and vending machines, is also a competitive factor. We believe that our most favorable competitive factor is the consumer and customer goodwill associated with our brand portfolio.

We face strong competition from companies that produce and sell competing products to a retail sector that is consolidating and in which buyers are able to choose freely between our products and those of our competitors. Our competitors include the local bottlers and distributors of competing products and manufacturers of private-label products. For example, we compete with bottlers and distributors of products of PepsiCo, Inc., Nestlé S.A., Groupe Danone S.A., and of private-label products, including those of certain of our customers. In certain of our territories, we sell products against which we compete in other territories. However, in all of our territories, our primary business is marketing, producing, and distributing products of TCCC.

Raw Materials and Other Supplies

We purchase concentrates and syrups from TCCC and other licensors to manufacture products. In addition, we purchase sweeteners, juices, mineral waters, finished product, carbon dioxide, fuel, PET (plastic) preforms, glass, aluminum and plastic bottles, aluminum and steel cans, pouches, closures, post-mix (fountain syrup), and packaging materials. We generally purchase our raw materials, other than concentrates, syrups, and mineral waters, from multiple suppliers. The product licensing and bottling agreements with TCCC and agreements with some of our other licensors provide that all authorized containers, closures, cases, cartons and other packages, and labels for their products must be purchased from manufacturers approved by the respective licensor.

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

Governmental Regulation

The production, distribution, and sale of many of our products is subject to various laws and regulations of the countries in which we operate that regulate the production, packaging, sale, safety, advertising, labeling, and ingredients of our products.

Packaging

The European Commission has issued a packaging and packing waste directive that has been incorporated into the national legislation of the European Union (EU) member states in which we do business. The weight of packages collected and sent for recycling (inside or outside the EU) in the countries in which we operate must meet certain minimum targets, depending on the type of packaging. The legislation sets targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. In the Netherlands, we include approximately 25 percent recycled content in our recyclable plastic bottles in accordance with an agreement we have with the government. In compliance with national regulation within the sparkling beverage industry, we charge our customers in the Netherlands a deposit on all containers greater than a 1/2 liter, which is refunded to them if and when the containers are returned. Container deposit schemes also exist in Norway (which is part of the EEA but is not an EU member state) and Sweden, under which a deposit fee is included in the consumer price, which is then paid back to the consumer if and when the container is returned. The Norwegian government further imposes two types of packaging taxes: (1) a base tax and (2) an environmental tax calculated against the amount returned. The Norwegian base tax applies only to one-way packages such as cans and nonreturnable PET that may not be used again in their original form.

We have taken actions to mitigate the adverse financial effects resulting from legislation concerning deposits and restrictive packaging, which impose additional costs on us. We are unable to quantify the impact on current and future operations that may result from additional legislation if enacted or enforced in the future, but the impact of any such legislation could be significant.

Beverages in Schools

Throughout our territories, different policy measures exist related to the presence of our products in schools, from a total ban of vending machines in French schools, to a limited choice in Great Britain, and self-regulation guidelines in our other territories. Despite our established guidelines, we continue to face pressure from regulatory intervention to further restrict the availability of sugared and sweetened beverages in schools. During 2012, sales in schools represented less than 1 percent of our total sales volume.

Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment.

Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe that our current practices and procedures for the control and disposition of such wastes comply with applicable laws in each of our territories.

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

EU rules adopted by the European countries in which we do business preclude restriction of the free movement of goods among the member states. As a result, the product licensing and bottling agreements grant us exclusive bottling territories subject to the exception that other EEA bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our European territories (as we can in their territories). For additional information about our bottling agreements, refer to the section of this report titled “Product Licensing and Bottling Agreements.”

Excise and Other Taxes

There are specific taxes on certain beverage products in certain territories in which we do business. Excise taxes on the sale of sparkling and still beverages are in place in Belgium, France, the Netherlands, and Norway.

Effective January 1, 2012, France's Constitutional Council enacted an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equated to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter. This tax, which will increase to 7.85 euro cents per liter effective January 1, 2013 (because the rate is indexed), was part of a broader austerity package aimed at raising funds for the French government. The additional tax applied to virtually all of the beverage products we sell in France and increased both our net sales and our cost of sales by approximately $170 million during 2012. Substantially all of the increased cost was borne by our customers in the form of higher prices, which resulted in a significant increase in retail prices for beverage products impacted by the tax.

Proposals could be adopted in other countries that would impose special taxes on certain beverages we sell. We are unable to predict whether such additional legislation will be adopted, and, if enacted, what the impact would be on our financial results.

Tax Audits

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. We believe we have adequately provided for any assessments in our Consolidated Balance Sheets that could result from these audits where it is more likely than not that we will pay some amount.

Employees

At December 31, 2012, we had approximately 13,000 employees, of which approximately 150 were located in the U.S.

A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2014. We believe that we will be able to renegotiate agreements with satisfactory terms.

Financial Information on Industry Segments and Geographic Areas

For financial information about our industry segment and operations in geographic areas, refer to Note 13 of the Notes to Consolidated Financial Statements in this report.

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
Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

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

Under the express terms of our product licensing agreements with TCCC:

•
We purchase our entire requirement of concentrates and syrups for Coca-Cola Trademark Beverages (sparkling beverages bearing the trademark “Coca-Cola” or the “Coke” brand name) and Allied Beverages (beverages of TCCC or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages or energy drinks) from TCCC at prices, terms of payment, and other terms and conditions determined from time to time by TCCC at its sole discretion.

•
The terms of our contracts with TCCC contain no express limits on the prices TCCC may charge us for concentrate; however, we have entered into an incidence-based concentrate pricing agreement with TCCC through December 31, 2015, pursuant to which concentrate prices increase in a manner that generally tracks our annual net sales per case growth.

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

•
Our product licensing and bottling agreements with TCCC state that they are for fixed terms, and most of them are renewable only at the discretion of TCCC at the conclusion of their current terms. A decision by TCCC not to renew a current fixed-term product licensing and bottling agreement at the end of its term could substantially and adversely affect our financial results.

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

Legislative or regulatory changes that affect our products, distribution, or packaging, including changes in tax laws, could reduce demand for our products or increase our costs.

Our business model depends on the availability of our various products and packages in multiple channels and locations to satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in certain channels and locations, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact our financial results. In addition, taxes or other charges imposed on the sale of certain of our products could cause consumers to shift away from purchasing our products or increase our costs. Many countries in Europe, including territories in which we operate, are evaluating the implementation or increase of such taxes.

For example, effective January 1, 2012, France's Constitutional Council enacted an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equated to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter. This tax, which will increase to 7.85 euro cents per liter effective January 1, 2013 (because the rate is indexed), was part of a broader austerity package aimed at raising funds for the French government. The additional tax, which applied to virtually all of the beverage products we sell in France, increased both our net sales and our cost of sales by approximately $170 million during 2012. Substantially all of this additional cost was borne by our customers in the form of higher prices, which resulted in a significant increase in retail prices for beverage products impacted by the tax.

Our sales can be adversely impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown in the territories in which we do business, may reduce the demand for certain products and otherwise adversely affect our sales. For example, economic forces may cause consumers to purchase more private-label brands, which are generally sold at prices lower than our products, or to defer or forgo purchases of beverage products altogether. Additionally, consumers who do purchase our products may choose to shift away from purchasing higher-margin products and packages. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect our revenue, price realization, gross margins, and/or our overall financial condition and operating results.

Additionally, there are ongoing concerns regarding the debt burden of certain European countries and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in certain territories in which we operate. In more severe cases, this could result in a limitation on the availability of capital, which would restrict our liquidity and negatively impact our financial results.

Our financial results could be significantly impacted by currency exchange rates, and currency changes or devaluations could impair our competitiveness.

We are exposed to significant exchange rate risk since all of our revenues and substantially all of our expenses are derived from operations conducted outside the U.S. in the local currency of the countries in which we do business and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on currency exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, our reported net sales and operating income is reduced because the local currency will translate into fewer U.S. dollars. During periods of local economic crises, foreign currencies may be devalued significantly against the U.S. dollar, thereby reducing our margins as reported in U.S. dollars. Actions to recover margins may result in lower volume and a weaker competitive position.

Additionally, there are concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a variety of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the dissolution of the euro. Should this occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued. Furthermore, the dissolution of the euro could cause significant volatility and disruption to the global economy, which could impact our financial results, including our ability to access capital at acceptable financing costs, if at all, the availability of supplies and materials, and the demand for our products. Finally, if it were necessary for us to conduct our business in additional currencies, we would be subjected to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

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

If suppliers of raw materials, ingredients, packaging materials, or other cost items are affected by strikes, weather conditions, abnormally high demand, governmental controls, national emergencies, natural disasters, insolvency, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, net sales, and ability to manufacture and distribute product could be adversely affected.

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

Health and wellness trends have resulted in an increased desire for more low-calorie or no-calorie sparkling beverages, water, enhanced water, isotonics, energy drinks, teas, and beverages with natural sweeteners. Our failure to provide any of these types of products or otherwise satisfy changing consumer preferences relating to nonalcoholic beverages could adversely affect our financial results.

We may not be able to respond successfully to changes in the marketplace.

We operate in the highly competitive nonalcoholic beverage industry and face strong competition from other general and specialty beverage companies. Our response to continued and increased competitor and customer consolidations and marketplace competition may result in lower than expected net pricing of our products. Our ability to grow or maintain share of net sales or gross margins may be limited by the actions of our competitors, who may have lower costs and, thus, advantages in setting their prices.

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

Additionally, adverse publicity surrounding health and well-being concerns, water usage, customer disputes, labor relations, product ingredients, and the like could negatively affect our overall reputation and our products’ acceptance by our customers and consumers, even when the publicity results from actions occurring outside our territory or control. Similarly, if product quality-related issues arise from products not manufactured by us but imported into our territories, our reputation and consumer goodwill could be damaged.

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

Our territories are susceptible to the import of products manufactured by bottlers outside our territories where prices and costs are lower. During 2012, we estimate that the gross profit of our business was negatively impacted by approximately $35 million to $45 million due to products imported into our territories. In the case of such imports from members of the EEA, we are generally prohibited from taking actions to stop such imports.

Changes in interest rates or our debt rating could harm our financial results and financial position.

We are subject to increases in interest rates and changes in our debt rating that could have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by a number of factors, including, but not limited to, our financial performance, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC.

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

Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results. For example, in recent years there have been legislative proposals to reform U.S. taxation of foreign earnings which could have a material adverse effect on our financial results by subjecting a significant portion of our earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities.

If we are unable to maintain labor bargaining agreements on satisfactory terms, if we experience employee strikes or work stoppages, or if changes are made to employment laws or regulations, our financial results could be negatively impacted.

The majority of our employees are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2014. The inability to renegotiate agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase our cost or otherwise affect our ability to fully implement operational changes.

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

We rely extensively on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities and our inventory management process utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems, some of which have been outsourced to a third-party provider, may be vulnerable to a variety of interruptions due to events that may be beyond our control or that of our third-party provider, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become obsolete. Furthermore, when we implement new systems and/or upgrade existing system modules (e.g., SAP modules), there is a risk that our business may be temporarily disrupted during the period of implementation.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and outsourcing programs.

We have implemented, and plan to continue to implement, restructuring programs to support the implementation of key strategic initiatives designed to maintain long-term sustainable growth, such as our business transformation program and Norway business optimization (refer to Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K). These programs are intended to enhance our operating effectiveness and efficiency and to reduce our costs. We cannot guarantee that we will achieve or sustain the targeted benefits under these programs, which could result in further restructuring efforts. In addition, we cannot guarantee that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. The implementation of key elements of these programs, such as employee job reductions which are subject to consultation with employee representatives (e.g., works council, trade unions), may have an adverse impact on our business, particularly in the near term.

In addition, we have outsourced certain financial transaction processing and information technology services to third-party providers. In the future, we may outsource other activities to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected. Disruptions in transaction processing due to the ineffectiveness of our third-party providers could result in inefficiencies within other business processes.

Legal judgments obtained, or claims made, against our vendors or suppliers could impact their ability to provide us with agreed upon products and services, which could negatively impact our business and financial results.

Many of our outside vendors supply us with services, information, processes, software, or other deliverables that rely on certain intellectual property rights or other proprietary information. To the extent that these vendors face legal claims brought by other third parties challenging those rights or information, our vendors could be required to pay significant settlements or even discontinue use of the deliverables furnished to us. These outcomes could require us to switch vendors or develop replacement solutions, which could result in significant inefficiencies within our business or higher costs, and ultimately could negatively impact our financial results.

Adverse weather conditions could limit the demand for our products. Likewise, we may be affected by global climate change or by legal, regulatory, or market responses to such change.

Our sales are significantly influenced by weather conditions in the markets in which we operate. In particular, cold or wet weather during the summer months may have a negative impact on the demand for our products and contribute to lower sales, which could have an adverse effect on our financial results. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, increased frequency of extreme weather events such as storms or floods in our territories could have adverse impacts on our facilities and distribution network, leading to an increased risk of business disruption.

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

As part of our commitment to Corporate Responsibility and Sustainability (CRS), we have calculated the carbon footprint of our operations in each country where we do business, developed a GHG emissions inventory management plan, and set a public goal to reduce the carbon footprint of the drinks we produce by a third by 2020 and to reduce our absolute carbon footprint by 15 percent within the same time frame. This commitment and the expectations of our stakeholders and regulatory bodies necessitate our investment in technologies that improve the energy efficiency of our facilities, our cooling and vending equipment, and reduce the carbon emissions of our vehicle fleet. In general, the cost of these types of investments is greater than investments in less energy efficient technologies and the period before investment return is often longer. Although we believe these investments will provide long-term financial and reputational benefits, there is a risk that we may not achieve our desired returns.

Water scarcity and poor quality of available water sources could negatively impact our production costs and output.

Water, which is the primary ingredient in all of our products, is a limited resource. Water scarcity and deterioration in the quality of available water sources in our territories, even if temporary, may result in increased production costs or capacity constraints, which could adversely affect our sales volume, cost of sales, earnings, and overall financial results.

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

Our business is focused geographically in Western Europe, which may limit investor interest in our common stock.

Because we are geographically focused in Western Europe, our stock may not be followed as closely by U.S. investors and analysts. If there is only a limited following by market analysts in the U.S. or the investment community in the U.S., the amount of market activity in our common stock may be reduced, making it more difficult to sell our shares. If shareowners decide to sell all or some of their shares, or the market perceives that these sales could occur, the trading value of our shares may decline.

Increases in the cost of employee benefits, including pension retirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our employee medical benefits and pension retirement benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans. Estimates of the amount and timing of our future funding obligations for defined benefit pension plans are based upon various assumptions, including discount rates, mortality assumptions, and long-term asset returns. In addition, the amount and timing of pension funding can be influenced by funding requirements, negotiations with the pension trustee boards, or the action of other governing bodies.

Provisions in our product licensing and bottling agreements with TCCC and in our organizational documents could delay or prevent a change in control of CCE, which could adversely affect the price of our common stock.

Provisions in our product licensing and bottling agreements with TCCC, which require us to obtain TCCC’s consent to transfer the business to another person, could delay or prevent an unsolicited change in control of CCE. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of our Board of Directors.

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

•	The requirement of a meeting of shareowners to approve all actions to be taken by the shareowners;

•	Requirements for advance notice for raising business or making nominations at shareowners' meetings; and

•	Limitations on the minimum and maximum number of directors that constitute the CCE Board of Directors.
Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

Miscalculation of our need for infrastructure investment could impact our financial results.

Actual requirements of our infrastructure investments, including cold drink equipment and production equipment, may differ from projected levels if our volume growth is not as anticipated. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate the expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on these infrastructure investments could adversely affect our financial results.

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

The exchange of the consideration in the Merger for our stock was generally intended to qualify under Section 355 of the Internal Revenue Code (the Code) as a tax-free transaction to us and, except to the extent of the cash received, to participating holders of our stock. In addition, the distribution of the stock of Enterprises KOC Acquisition Company (Canadian Holdco) to Bottling Holdings (International) Inc. (Internal Spin-Off) was intended to qualify under Section 355 as a tax-free transaction. There can be no absolute assurance, however, that these transactions qualify for tax-free treatment. If either transaction does not qualify for tax-free treatment, our resulting tax liability may be substantial.

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

In addition, if the Merger does not qualify for tax-free treatment, the exchange by the holders of Legacy CCE stock in the Merger would be a taxable exchange, and each holder of our stock that participated in the Merger would recognize capital gain or loss equal to the difference between (1) the sum of the fair market value of the shares of our stock and cash received, and (2) the holder's tax basis in Legacy CCE stock surrendered in the exchange.

Under the Tax Sharing Agreement, we have indemnified TCCC and its affiliates with respect to any taxes, penalties, and interest resulting from the failure of the transactions to qualify for tax-free treatment described under Section 355 of the Code, except for (1) any taxes and losses due to the inaccuracy of certain representations or failure to comply with certain covenants by TCCC (also applicable to actions or failures to act by Legacy CCE and its subsidiaries following the completion of the Merger), and (2) 50 percent of certain taxes and losses not due to the failure to comply with any obligation by any party to the Tax Sharing Agreement. We have not agreed to indemnify any individual shareowner for any taxes that may be incurred by such shareowner in connection with the Merger.

The Merger and the Internal Spin-Off may be taxable to Legacy CCE if there is an acquisition of 50 percent or more of the outstanding common stock of us or Legacy CCE and may result in indemnification obligations from us to TCCC.

Even if the Merger and the Internal Spin-Off otherwise qualify for tax-free treatment under Section 355 of the Code, they would result in a significant U.S. federal income tax liability to Legacy CCE (but not holders of Legacy CCE stock) under Section 355(e) of the Code if one or more persons acquire a 50 percent or greater interest (measured by vote or value) in the stock of us or Legacy CCE as part of a plan or series of related transactions that include the Merger. Current tax law generally creates a presumption that any acquisition of the stock of us or Legacy CCE within two years before or after the Merger is part of a plan that includes the Merger, although the parties may be able to challenge that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex and based on the individual facts and circumstances of a particular case. Notwithstanding the opinions of counsel or the rulings that have been obtained in connection with the private letter ruling, Legacy CCE or CCE could undergo a prohibited change in ownership resulting in substantial tax liabilities to Legacy CCE, which could have a material adverse effect on us and, as a result, the value of our shares.

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

Our principal properties include our production facilities, sales and distribution centers, European business unit headquarters offices, and corporate offices.

The following summarizes the number of production and distribution facilities by country as of December 31, 2012:

	Great Britain	France	Belgium	The Netherlands	Norway	Sweden	Total
Production facilities(A)
Leased	1	—	—	—	—	—	1
Owned	5	5	3	1	1	1	16
Total	6	5	3	1	1	1	17
Distribution facilities
Leased	10	8	2	5	12	4	41
Owned	8	—	1	—	—	1	10
Total	18	8	3	5	12	5	51
_________________________

(A)	All production facilities are combination production and distribution facilities.

Our principal properties cover approximately 11 million square feet in the aggregate. We believe that our facilities are adequately utilized and sufficient to meet our present operating needs.

At December 31, 2012, we operated approximately 6,000 vehicles of various types, the majority of which are leased. We also owned approximately 600,000 pieces of cold-drink equipment, principally coolers and vending machines.

ITEM 3.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listed and Traded (under the symbol CCE): New York Stock Exchange (NYSE) (Principal)
                              NYSE Euronext Paris (Secondary)

Common shareowners of record as of January 25, 2013: 13,822

STOCK PRICES

2012	High	Low
Fourth Quarter	$32.55	$29.29
Third Quarter	31.68	26.54
Second Quarter	30.73	26.05
First Quarter	29.04	25.45

2011	High	Low
Fourth Quarter	$27.49	$23.03
Third Quarter	29.99	23.97
Second Quarter	29.83	27.26
First Quarter	27.76	23.63

DIVIDENDS

Our dividends are declared at the discretion of our Board of Directors. In February 2012, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012. In February 2013, our Board of Directors approved a 25 percent increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Coca-Cola Enterprises, Inc.
S&P 500 Comp-LTD
Peer Group
$160
$140
$120
$100
$80
10/04/10
12/31/10
12/31/11
12/31/12
Period Ending

Date	Coca-Cola Enterprises, Inc.	Peer Group	S&P 500 Comp-LTD
10/04/2010(A)	100.00	100.00	100.00
12/31/2010	116.99	105.88	108.18
12/31/2011	119.98	113.23	113.50
12/31/2012	151.02	122.35	131.66
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

The graph shows the cumulative total return to our shareowners beginning as of October 4, 2010, the day our shares began trading on the New York Stock Exchange, through December 31, 2010 and for the years ended December 31, 2011 and 2012, in comparison to the cumulative returns of the S&P Composite 500 Index and to an index of peer group companies we selected. The peer group consists of TCCC, PepsiCo, Inc., Coca-Cola Hellenic, Dr Pepper Snapple Group, and Britvic plc. The graph assumes $100 invested on October 4, 2010, in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

SHARE REPURCHASES

The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the fourth quarter of 2012 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
September 29, 2012 through October 26, 2012	2.4	$31.68	2.4	$325
October 27, 2012 through November 23, 2012	2.6	$30.59	2.4	$250
November 24, 2012 through December 31, 2012	1.0	$31.22	1.0	$1,500
Total	6.0	$31.13	5.8	$1,500
___________________________

(A)
During the fourth quarter of 2012, 0.2 million of the total number of shares repurchased were attributable to shares withheld for taxes upon the vesting of employee share-based payment awards. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase programs and were purchased in open-market transactions.

(B)
In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011, and resulted in the repurchase of $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. This program was completed at the end of 2012, and resulted in the repurchase of $780 million in outstanding shares at an average price of $28.81 per share. In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements in this report.

	For the Years Ended December 31,
(in millions, except per share data)	2012(B)	2011(C)	2010(A)(D)	2009(A)(E)	2008(A)(F)
OPERATIONS SUMMARY
Net sales	$8,062	$8,284	$6,714	$6,517	$6,619
Cost of sales	5,162	5,254	4,234	4,113	4,269
Gross profit	2,900	3,030	2,480	2,404	2,350
Selling, delivery, and administrative expenses	1,972	1,997	1,670	1,599	1,598
Operating income	928	1,033	810	805	752
Interest expense	94	85	63	83	119
Other nonoperating income (expense)	3	(3)	(1)	5	(4)
Income before income taxes	837	945	746	727	629
Income tax expense	160	196	122	151	115
Net income	$677	$749	$624	$576	$514
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic(G)	294	319	339	339	339
Diluted(H)	301	327	340	n/a	n/a
PER SHARE DATA
Basic earnings per share	$2.30	$2.35	$1.84	$1.70	$1.52
Diluted earnings per share	2.25	2.29	1.83	n/a	n/a
Dividends declared per share	0.64	0.51	0.12	n/a	n/a
Closing stock price	31.73	25.78	25.03	n/a	n/a
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$2,322	$2,230	$2,220	$1,883	$1,785
Franchise license intangible assets, net	3,923	3,771	3,828	3,487	3,230
Total assets	9,510	9,094	8,596	7,972	7,071
Total debt	3,466	3,012	2,286	1,870	2,078
Total shareowners' equity	2,693	2,899	3,143	3,179	2,426
___________________________

(A)
Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, cash flows, assets, and liabilities attributable to the legal entities that comprised CCE at the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. Accordingly, our historical financial information included in this report does not necessarily reflect what our results of operations, cash flows, and financial position would have been had we been operating as an independent company prior to the Merger.

Also prior to the Merger, our Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger.

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

(B)
Our 2012 net income included the following items of significance: (1) charges totaling $85 million related to restructuring activities; (2) net mark-to-market losses totaling $4 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and (3) a net deferred tax benefit of $62 million due to the enactment of tax rate reductions in the United Kingdom and Sweden, partially offset by the impact of a tax law change in Belgium.

(C)
Our 2011 net income included the following items of significance: (1) charges totaling $19 million related to restructuring activities; (2) net mark-to-market losses totaling $3 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (3) charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and (4) a deferred tax benefit of $53 million due to the enactment of tax rate reductions in the United Kingdom.

(D)
Our 2010 net income included the following items of significance: (1) charges totaling $14 million related to restructuring activities; (2) net mark-to-market losses totaling $8 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (3) transaction-related costs totaling $8 million; and (4) a deferred tax benefit of $25 million due to the enactment of a tax rate reduction in the United Kingdom.

(E)
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

(F)	Our 2008 net income included charges totaling $28 million related to restructuring activities.

(G)
For periods prior to the Merger, we used 339,064,025, the number of our shares outstanding immediately following the Merger, as our number of shares outstanding for purposes of our basic earnings per share calculations.

(H)
For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method was not practical or meaningful).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements contained in this report.

Overview

Organization and Basis of Presentation

On October 2, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a merger (the Merger) with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity, which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger. For additional information about the Merger and the Merger Agreement (the Agreement), refer to Note 1 of the Notes to Consolidated Financial Statements.

Concurrently with the Merger, two of our indirect, wholly owned subsidiaries acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $872 million, including a $50 million price adjustment related to working capital and EBITDA (as defined by the Norway-Sweden SPA). All amounts outstanding under the Norway-Sweden SPA were settled and paid during 2011. For additional information about the Norway-Sweden SPA, refer to Note 1 of the Notes to Consolidated Financial Statements.

Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, cash flows, assets, and liabilities attributable to the legal entities that comprised CCE at the effective date of the Merger. These legal entities included all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. All significant intercompany accounts and transactions between the legal entities that comprised CCE were eliminated.

Also prior to the Merger, our Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 3 of the Notes to Consolidated Financial Statements).

Following the Merger, our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010. All significant intercompany accounts and transactions are eliminated in consolidation.

Our fiscal year ends on December 31. For interim quarterly reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. There was one additional selling day in 2012 versus 2011, and there was one less selling day in 2011 versus 2010 (based upon a standard five-day selling week).
The following table summarizes the number of selling days by quarter for the years ended December 31, 2012, 2011, and 2010 (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012	65	65	65	66	261
2011	65	65	65	65	260
2010	66	65	65	65	261

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays, selling days, and weather patterns can impact our results on an annual or quarterly basis.

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified. Our financial results are greatly impacted by our transactions with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements.

Executive Overview

Our primary mission is to create sustained, profitable growth that drives value for our shareowners. Despite the challenging operating conditions and ongoing macroeconomic weakness, we continue to believe that our Company offers significant long-term growth opportunities, illustrated by our highly popular brands, an effective, world-class operating structure, and the benefits of our partnership with TCCC. Demonstrating this belief, we have recently reaffirmed our commitment to our long-term growth objectives, which include the consistent delivery of:

•	Four to six percent annual revenue growth;

•	Six to eight percent operating income growth;

•	High single-digit annual diluted earnings per common share growth; and

•	Annual return on invested capital (ROIC) growth of at least 20 basis points.

2012 Review

During 2012, we faced a challenging operating environment and continued macroeconomic weakness, which contributed to operating results that were below our long-term objectives. Despite these operating challenges, we focused on our business plans and day-to-day execution, and with our strong cash flow and flexible balance sheet, we were able to deliver solid diluted earnings per share growth. The following highlights our significant achievements in 2012:

•	Successful execution of key initiatives surrounding the 2012 London Olympic Games;

•
Continued rating as a leading consumer goods company by our customers, and rated the number one beverage company for environmental, social, and governance performance by a leading financial institution;

•	The repurchase of $780 million in shares under our share repurchase programs, bringing the total value of shares repurchased since October 2010 to nearly $1.8 billion;

•
The initiation of our business transformation program, which is designed to improve the efficiency and effectiveness of our back office functions and improve the alignment of our operating structure with the conditions we face in the marketplace; and

•	An increase in our quarterly dividend from $0.13 per share to $0.16 per share, representing the fifth consecutive year of dividend increases.

Strategic Priorities

Our operating strategies and initiatives are designed to enable us to maximize the value of our brands, provide our customers the highest levels of service, and create enhanced value for our shareowners.

To accomplish this, we continue to focus on three strategic priorities:

1.	Be number one or a strong number two in each category in which we compete;

2.	Be our customers' most valued supplier; and

3.	Build a winning and inclusive culture.

During 2013, we will seek to drive improved operating results in the face of persistent macroeconomic softness. We believe that we have solid operating and marketing plans in place that will enable us to deliver sales and operating income growth in 2013. Our 2013 plans are centered on maximizing the value and popularity of our diversified brand portfolio and enhancing our proven customer value creation model. In addition, we will drive increasing effectiveness and efficiency in our day-to-day execution.

For example, as ongoing marketplace and macroeconomic challenges have eroded customer margins, we are building on initiatives to tailor our go-to-market strategies for each customer and channel. By utilizing shopper insights and matching product and package offerings to customer and consumer preferences, we can grow value. An important element of these customer service efforts is the recently announced business transformation program. This program will improve the alignment of our field sales organization and create a more effective and efficient customer service model. It will also improve the effectiveness and efficiency of our back office functions, which includes the establishment of a new centralized shared services center.

We have strong brand and marketing strategies in place for 2013, which emphasize our core brands of Coca-Cola, Diet Coke/Coca-Cola light, and Coca-Cola Zero. These brands are among the most popular in the world and create a unique platform for growth. Coca-Cola Zero will continue to receive strong support with new on-air and online campaigns. In addition, a new marketing campaign will highlight the 30th anniversary of Diet Coke/Coca-Cola light.

We also continue to improve our brand and packaging mix to better meet consumer wants and customer needs. For example, we will drive value for customers with the launch of smaller 375 milliliter bottles, increase consumer interest and trial with brand extensions such as Coca-Cola Zero Cherry, and meet new consumer preferences with the use of natural sweeteners, such as stevia, with Sprite and glacéau vitaminwater.

All of our efforts are designed to enable us to reach our most important goal: creating enhanced value for our shareowners. Despite the current macroeconomic challenges, we continue to have confidence in our ability to deliver long-term growth. We believe we have the right operating strategies in place to meet the demands of the changing marketplace.

Our Commitment to Sustainability

A fundamental part of reaching our long-term objectives is our commitment to corporate responsibility and sustainability (CRS). We have embedded CRS in our business strategy as a key pillar of our operating framework, and we continue to invest across our territories to embed our CRS principles into our business. We face rising expectations to be a sustainable company from our customers, our consumers, and the communities where we operate.

We take this responsibility seriously, and our goal is to be the CRS leader within our industry. We want to meet and exceed these expectations, and achieve our sustainability plan: “Deliver for Today, Inspire for Tomorrow.” This plan was developed in 2011 with input from key stakeholders, and contains stretching commitments in seven focus areas, including energy and climate change, sustainable packaging and recycling, water stewardship, product portfolio, active healthy living, community, and workplace. The commitments are supported by 37 targets, which we aim to achieve by the year 2020. We will continue to publish progress against this plan in an annual Corporate Responsibility and Sustainability report and on our corporate website, www.cokecce.com.

In 2012, we made substantial progress toward many of our targets and profiled many of our recycling and low carbon activities at the London 2012 Olympic Games, such as our 'Recycle Beat' activation and our low carbon biogas trucks. Other key initiatives included the launch of a joint recycling venture with EcoPlastics in Great Britain and the announcement of a similar joint venture in France. Both of these investments will substantially improve the availability of recycled PET in each market. We continue to drive carbon and water efficiencies across our operations, and entered into a water replenishment partnership with the World Wildlife Fund in Great Britain.

Financial Results

Our net income in 2012 was $677 million, or $2.25 per diluted share, compared to net income in 2011 of $749 million, or $2.29 per diluted share. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):

2012

•	Charges totaling $85 million ($61 million net of tax, or $0.21 per diluted share) related to restructuring activities;

•
Net mark-to-market losses totaling $4 million ($3 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

•
A net deferred tax benefit of $62 million ($0.21 per diluted share) due to the enactment of tax rate reductions in the United Kingdom and Sweden, partially offset by the impact of a tax law change in Belgium.

2011

•	Charges totaling $19 million ($13 million net of tax, or $0.04 per diluted share) related to restructuring activities;

•	Net mark-to-market losses totaling $3 million ($2 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period;

•
Charges totaling $5 million ($4 million net of tax, or $0.01 per diluted share) related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and

•	A deferred tax benefit of $53 million ($0.16 per diluted share) due to the enactment of tax rate reductions in the United Kingdom.

Financial Summary

Our financial performance during 2012 was impacted by and reflects the following significant factors:

•
Challenging operating conditions reflecting the impact of the French excise tax increase, poor weather conditions, particularly during the key summer selling season, and ongoing macroeconomic weakness;

•	An overall volume decline of 3.0 percent, largely driven by lower sales of our sparkling beverages;

•
Higher cost of sales per case and net pricing per case (currency neutral) driven, in part, by the increased French excise tax (substantially all of the increased cost was borne by our customers in the form of higher prices);

•	Unfavorable currency exchange rate changes that decreased operating income by approximately 6.5 percent ($0.16 per diluted share);

•	Strong operating expense control; and

•	The continuation of our share repurchase programs, which increased diluted earnings per share in 2012 by approximately 8.0 percent ($0.18 per diluted share) compared to 2011.

Revenue and Volume

During 2012, the impact of challenging operating conditions, including the French excise tax increase and poor weather conditions, particularly during the key summer selling season, as well as ongoing macroeconomic weakness, contributed to a decline in volume of 3.0 percent. Our volume performance was primarily driven by a decline in the sale of sparkling beverages, offset partially by volume increases in certain still beverages, particularly our water brands, which benefited from strong activation during the 2012 London Olympic Games. Our bottle and can net price per case, excluding the French excise tax increase, grew 3.0 percent during 2012, reflecting moderate year-over-year rate increases and successful marketplace execution.

We expect the marketplace to remain challenging during 2013; however, we believe we have the appropriate brand and marketing strategies in place to help us navigate the challenging operating environment and deliver growth. These strategies will increase our effectiveness and day-to-day execution, and emphasize our core brands, including a new campaign highlighting the 30th anniversary of Diet Coke/Coca-Cola light, and a strong focus on Coca-Cola Zero.

Cost of Sales

Our 2012 bottle and can ingredient and packaging costs per case, excluding the French excise tax increase, grew 2.5 percent, reflecting the increased cost of certain key raw materials, particularly sugar. Despite some expected moderation, we anticipate our cost of sales to remain volatile in 2013, and we continue to seek opportunities to mitigate our exposure to commodity price volatility through the use of supplier agreements and hedging instruments.

Operating Expenses

Our operating expenses decreased 1.5 percent in 2012 when compared to 2011. This decrease was primarily driven by currency exchange rate changes, volume declines and the related reduction in variable distribution costs, and the benefit of our ongoing expense control initiatives, offset partially by increased restructuring expenses and our planned promotional activities surrounding the 2012 London Olympic Games. During 2013, we expect our restructuring expenses to increase as a result of our continued investment in our business transformation program, which is designed to improve our operating model and to create a platform for driving sustainable future growth.
Operations Review

The following table summarizes our Consolidated Statements of Income as a percentage of net sales for the periods presented:

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.0	63.4	63.1
Gross profit	36.0	36.6	36.9
Selling, delivery, and administrative expenses	24.5	24.1	24.9
Operating income	11.5	12.5	12.0
Interest expense	1.1	1.1	0.9
Income before income taxes	10.4	11.4	11.1
Income tax expense	2.0	2.4	1.8
Net income	8.4%	9.0%	9.3%

Operating Income

The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$1,073	115.5%	$1,195	115.5%	$994	122.5%
Corporate	(145)	(15.5)	(162)	(15.5)	(184)	(22.5)
Consolidated	$928	100.0%	$1,033	100.0%	$810	100.0%

During 2012, our operating income decreased 10.0 percent to $928 million. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2012 Versus 2011		2011 Versus 2010
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit(A)	$434	42.0%	$158	19.5%
Impact of bottle and can cost-mix on gross profit(A)	(311)	(30.0)	(145)	(18.0)
Impact of bottle and can volume on gross profit	(91)	(9.0)	86	10.5
Impact of bottle and can selling day shift on gross profit	11	1.0	(7)	(1.0)
Impact of post-mix, non-trade, and other on gross profit	(15)	(1.5)	8	1.0
Impact of acquired bottlers in Norway and Sweden	n/a	n/a	69	8.5
Other selling, delivery, and administrative expenses	(4)	—	(170)	(21.0)
Net impact of allocated expenses from Legacy CCE	n/a	n/a	160	20.0
Net mark-to-market gains on non-designated commodity hedges	(1)	—	5	0.5
Net impact of restructuring charges(B)	(66)	(6.5)	(14)	(1.5)
Impact of Tax Sharing Agreement indemnification changes	5	0.5	(5)	(0.5)
Net impact of transaction-related costs	n/a	n/a	8	1.0
Currency exchange rate changes	(69)	(6.5)	68	8.0
Other changes	2	—	2	0.5
Change in operating income	$(105)	(10.0)%	$223	27.5%
___________________________

(A)	Our 2012 versus 2011 results include the impact of the increased French excise tax effective January 1, 2012.

(B)
Amounts prior to the Merger include only items related to Legacy CCE’s Europe operating segment. Amounts do not include costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above. For additional information about our restructuring activities, refer to Note 14 of the Notes to Consolidated Financial Statements.

Net Sales

Net sales decreased 2.5 percent in 2012 to $8.1 billion from $8.3 billion in 2011. This change included a 2.0 percent increase due to the additional French excise tax beginning January 1, 2012, and a 5.5 percent decrease due to unfavorable currency exchange rate changes. Our revenues reflect the impact of a 3.0 percent volume decline, offset by bottle and can net pricing per case growth of 3.0 percent excluding the impact of the French tax increase. Challenging operating conditions, including the impact of the French excise tax increase, and ongoing macroeconomic weakness were the primary drivers of our 2012 volume performance.

Net sales increased 23.5 percent in 2011 to $8.3 billion from $6.7 billion in 2010. This change included an 11.0 percent increase due to incremental revenues from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 (which includes the impact of Norway's excise taxes recorded on a gross basis), and a 6.5 percent increase due to favorable currency exchange rate changes. Our revenues reflected the benefit of 3.5 percent volume growth and pricing per case growth of 2.0 percent. The success of our Coca-Cola trademark products, along with successful marketplace execution and growth in our energy brands and water portfolio, were the primary drivers of our 2011 volume performance.

The following table summarizes the significant components of the change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	2012 Versus 2011	2011 Versus 2010
Changes in net sales per case:
Bottle and can net price per case	3.0%	2.0%
Impact of acquired bottlers in Norway and Sweden	n/a	4.0
French excise tax increase	2.5	n/a
Bottle and can currency exchange rate changes	(5.5)	6.0
Post-mix, non-trade, and other	—	0.5
Change in net sales per case	—%	12.5%

Our bottle and can sales accounted for approximately 94 percent of our total net sales during 2012. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances, and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During 2012, our bottle and can net price per case reflected moderate rate increases and successful marketplace execution, offset by the impact of channel mix shifts into multi-serve containers. During 2011, our bottle and can net price per case reflected moderate rate increases, partially offset by the impact of package mix shifts into lower-priced cans.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. The costs of all these various programs, included as a reduction in net sales, totaled $1.0 billion in both 2012 and 2011, and $0.9 billion in 2010. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $34 million, $21 million, and $1 million in 2012, 2011, and 2010, respectively.

French Excise Tax Increase

Effective January 1, 2012, France's Constitutional Council enacted an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equated to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter. This tax, which will increase to 7.85 euro cents per liter effective January 1, 2013 (because the rate is indexed), was part of a broader austerity package aimed at raising funds for the French government. The additional tax applies to virtually all of the beverage products we sell in France and increased our 2012 net sales by $170 million. Substantially all of the increased cost was borne by our customers in the form of higher prices, which resulted in a significant increase in retail prices for beverage products impacted by the tax.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 and one less selling day in 2011 versus 2010. Our 2010 results were also adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

	2012 Versus 2011	2011 Versus 2010
Change in volume	(2.5)%	3.0%
Impact of selling day shift(A)	(0.5)	0.5
Change in volume, adjusted for selling day shift	(3.0)%	3.5%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

Brands

The following table summarizes our bottle and can volume by major brand category for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 and one less selling day in 2011 versus 2010. Our 2010 results were also adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

	2012 Versus 2011 Change	2012 Percent of Total	2011 Versus 2010 Change	2011 Percent of Total
Coca-Cola trademark	(3.5)%	68.5%	3.5%	68.5%
Sparkling flavors and energy	(3.5)	17.5	4.0	18.0
Juices, isotonics, and other	(1.5)	10.5	3.0	10.5
Water	4.0	3.5	3.0	3.0
Total	(3.0)%	100.0%	3.5%	100.0%

2012 Versus 2011

During 2012, we experienced a volume decline of 3.0 percent. Our volume performance reflected a decline in sparkling beverages of 3.5 percent, with sales of still beverages remaining flat during 2012. Our volume results also were impacted by (1) the continued weak macroeconomic environment; (2) challenging operating conditions, including the impact of the French excise tax and overall poor weather conditions during the key summer selling season; and (3) prior year growth hurdles. The decline in sparkling beverage sales primarily resulted from volume declines in Fanta and Sprite, offset partially by an increase in the sales of Coca-Cola Zero. The performance of our still beverages was primarily driven by solid growth in our water portfolio, which benefited from strong activation during the 2012 London Olympic Games, offset by declines in our juice brands. During 2013, we plan to focus on brand and marketplace initiatives, such as a new campaign highlighting the 30th anniversary of Diet Coke/Coca-Cola light, and increasing our effectiveness and day-to-day execution. We also plan to further improve our package mix through targeted packaging, such as the smaller 375 milliliter bottle for immediate consumption and the 1.75 liter bottle for future consumption. Additionally in 2013, we will continue to focus on expanding our portfolio with brand extensions such as Coca-Cola Cherry Zero, and the increased use of natural sweeteners, such as stevia, with our Sprite and glacéau vitaminwater brands.

During 2012, our Coca-Cola trademark products volume decreased 3.5 percent. This decrease was driven by volume declines of 5.5 percent for Diet Coke/Coca-Cola light and 4.5 percent for Coca-Cola, partially offset by a volume gain of 6.5 percent for Coca-Cola Zero. Our sparkling flavors and energy volume decreased 3.5 percent during 2012, reflecting lower sales of our Sprite and Fanta brands, partially offset by a greater than 15.0 percent volume increase in our energy brands, led by Monster and Nalu. Juices, isotonics, and other volume decreased 1.5 percent, reflecting declines in our juice drink brands such as Minute Maid and Ocean Spray, offset partially by a 7.0 percent increase in the sale of Capri-Sun. We experienced strong sales volume in our water brands in 2012, which increased 4.0 percent, reflecting gains in the sale of Chaudfontaine in continental Europe and Schweppes Abbey Well in Great Britain.

Both continental Europe (including Norway and Sweden) and Great Britain experienced volume declines of 3.0 percent during 2012. Continental Europe’s performance reflected a 3.5 percent decrease in the sales of Coca-Cola trademark products, including Coca-Cola and Diet Coke/Coca-Cola light, and a 5.0 percent decrease in the sales of other sparkling flavors and energy drinks, including Sprite and Fanta. These declines were partially offset by strong sales growth of Coca-Cola Zero and Monster, which led our sparkling category in 2012. Sales of juices, isotonics, and other products were flat in continental Europe, driven by increased sales of Capri-Sun, offset by declining sales of Ocean Spray and Minute Maid. In Great Britain, our volume performance was driven by a 3.0 percent decline in the sale of both our Coca-Cola trademark products and our other sparkling flavors and energy brands. Sales of our juices, isotonics, and other products also declined 3.0 percent in Great Britain, primarily attributable to declines in sales of Ocean Spray and Oasis. Partially offsetting these declines, Great Britain's water portfolio experienced a significant volume increase of 16.0 percent in 2012, driven by Schweppes Abbey Well, which was the official water of the 2012 London Olympic Games.

2011 Versus 2010

We achieved volume growth of 3.5 percent during 2011. Our volume performance reflected growth in both sparkling and still beverages, which grew 3.5 percent and 3.0 percent, respectively. The continued success of our Coca-Cola trademark products, along with successful marketplace execution and growth in our energy brands and water portfolio, were the primary drivers of our 2011 volume performance. Our volume also benefited from increased sales of other sparkling flavors such as Dr Pepper and Sprite, as well as increased sales of our energy drinks, including Monster, Relentless, and POWERade Energy.

During 2011, our Coca-Cola trademark products volume increased 3.5 percent. This increase was driven by volume growth of 3.0 percent for Coca-Cola and 16.5 percent for Coca-Cola Zero, offset by a 1.5 percent decline in Diet Coke/Coca-Cola light. Our sparkling flavors and energy volume increased 4.0 percent during 2011, reflecting higher sales of Dr Pepper and Schweppes products, as well as a greater than 40.0 percent volume increase in our energy brands, including Monster, Relentless, and POWERade Energy. Juices, isotonics, and other volume increased 3.0 percent, reflecting a significant increase in sales of our Capri-Sun products, which were introduced in Belgium and the Netherlands in early 2010. The increase was also driven by significant volume growth for Ocean Spray, glacéau vitaminwater, POWERade, and Nestea products, partially offset by declines in Minute Maid and Oasis brands. Sales volume of our water brands increased 3.0 percent in 2011, reflecting increased sales of Schweppes Abbey Well and Chaudfontaine mineral water.

Both continental Europe and Great Britain experienced volume growth during 2011, with sales volume increasing 4.5 percent and 2.5 percent, respectively. Continental Europe’s performance reflected a 4.0 percent increase in the sales of Coca-Cola trademark products and a 5.0 percent increase in other sparkling flavors and energy drinks such as Sprite, Dr Pepper, and Monster. Additionally, continental Europe experienced an 11.0 percent increase in the sale of juices, isotonics, and other products, driven by increased sales of Capri-Sun, Ocean Spray, and POWERade brands. In Great Britain, our volume performance was driven by a 2.5 percent increase in the sale of Coca-Cola trademark products and a 5.0 percent increase in other sparkling flavors and energy brands, offset partially by a decline in juices, isotonics, and other of 3.0 percent as a result of declined sales of Capri-Sun and Oasis. Great Britain's water portfolio also experienced a volume decline of 1.5 percent, primarily as a result of the discontinuation of Malvern water, offset partially by increased sales of Schweppes Abbey Well.

Consumption

The following table summarizes the change in volume by consumption type for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 and one less selling day in 2011 versus 2010. Our 2010 results were also adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

	2012 Versus 2011 Change	2012 Percent of Total	2011 Versus 2010 Change	2011 Percent of Total
Multi-serve(A)	(3.0)%	57.5%	4.0%	57.5%
Single-serve(B)	(3.5)	42.5	2.5	42.5
Total	(3.0)%	100.0%	3.5%	100.0%
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

Packages

Our products are available in a variety of package types and sizes (single-serve and multi-serve) including, but not limited to, aluminum and steel cans, glass, PET (plastic) and aluminum bottles, pouches, and bag-in-box for fountain use. The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 and one less selling day in 2011 versus 2010. Our 2010 results were also adjusted to reflect the impact of the acquired bottling operations in Norway and Sweden as if they were acquired on January 1, 2010 (rounded to the nearest 0.5 percent):

	2012 Versus 2011 Change	2012 Percent of Total	2011 Versus 2010 Change	2011 Percent of Total
PET (plastic)	(4.0)%	44.5%	1.5%	45.0%
Cans	(3.0)	40.0	6.0	40.0
Glass and other	(0.5)	15.5	3.5	15.0
Total	(3.0)%	100.0%	3.5%	100.0%

Cost of Sales

Cost of sales decreased 2.0 percent in 2012 to $5.2 billion. This change included a 3.5 percent increase due to the additional French excise tax beginning January 1, 2012, and a 5.5 percent decrease due to currency exchange rate changes.

Cost of sales increased 24.0 percent in 2011 to $5.3 billion. This change included an 11.0 percent increase due to incremental costs from the bottling operations in Norway and Sweden acquired during the fourth quarter of 2010 (which included the impact of Norway's excise taxes recorded on a gross basis), and a 6.5 percent decrease due to currency exchange rate changes.

The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	2012 Versus 2011	2011 Versus 2010
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	2.5%	3.0%
Impact of acquired bottlers in Norway and Sweden	n/a	4.0
French excise tax increase	3.5	n/a
Bottle and can currency exchange rate changes	(5.5)	6.0
Post-mix, non-trade, and other	0.5	—
Change in cost of sales per case	1.0%	13.0%

Our 2012 bottle and can ingredient and packaging costs per case increased 2.5 percent, reflecting the increased cost of certain key raw materials, particularly sugar. Despite some expected moderation, we anticipate our cost of sales to remain volatile in 2013, and we continue to seek opportunities to mitigate our exposure to commodity price volatility through the use of supplier agreements and hedging instruments.

During 2012, our cost of sales included $170 million in incremental costs as a result of the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive). Substantially all of the increased cost was borne by our customers in the form of higher prices.

During 2011, the increase in bottle and can ingredient and packaging costs reflected an increase in the cost environment for certain of our raw materials, partially mitigated by the benefit of supplier agreements and hedging instruments, which provided us with favorable prices for a portion of our 2011 commodity purchases.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses decreased 1.5 percent to $2.0 billion in 2012. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2012 Versus 2011		2011 Versus 2010
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(8)	(0.5)%	$152	9.0%
Selling and marketing expenses	(14)	(1.0)	14	1.0
Delivery and merchandising expenses	7	0.5	(8)	(0.5)
Warehousing expenses	18	1.0	6	0.5
Depreciation and amortization	5	0.5	4	—
Impact of acquired bottlers in Norway and Sweden	n/a	n/a	215	13.0
Net impact of allocated expenses from Legacy CCE	n/a	n/a	(160)	(9.5)
Net mark-to-market losses on non-designated commodity hedges	3	—	(1)	—
Net impact of restructuring charges(A)	66	3.5	14	1.0
Impact of Tax Sharing Agreement indemnification changes	(5)	(0.5)	5	—
Net impact of transaction-related costs	n/a	n/a	(8)	(0.5)
Currency exchange rate changes	(93)	(4.5)	92	5.5
Other changes	(4)	(0.5)	2	—
Change in SD&A expenses	$(25)	(1.5)%	$327	19.5%
___________________________

(A)
Amounts prior to the Merger include only items related to Legacy CCE’s Europe operating segment. Amounts do not include costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment or allocated to CCE. Those amounts are included in the “net impact of allocated expenses from Legacy CCE” line in the table above. For additional information about our restructuring activities, refer to Note 14 of the Notes to Consolidated Financial Statements.

The decrease in our SD&A expenses in 2012 when compared to 2011 reflected the impact of currency exchange rate changes of $93 million, declines in our sales volume and the related reduction in variable distribution costs, and our ongoing commitment to operating expense control initiatives. These decreases were partially offset by a year-over-year increase in restructuring charges of $66 million, primarily related to our business transformation program and Norway business optimization, and incremental costs related to the planned promotional activities surrounding the 2012 London Olympic Games.

Our SD&A expenses in 2011 reflected the impact of (1) additional expenses totaling $215 million related to the acquired bottlers in Norway and Sweden, and (2) unfavorable currency exchange rate changes totaling $92 million. These increases were offset partially by a reduction in corporate expenses due, in part, to the allocation of Merger-related transaction costs in 2010 and the benefit of ongoing operating expense control initiatives throughout our organization.

Business Transformation Program

In October 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.

We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During 2012, we recorded nonrecurring restructuring charges under this program totaling $46 million. All nonrecurring restructuring charges related to this program are included in SD&A expenses on our Consolidated Statements of Income. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Under this program, including non-restructuring related business process improvement initiatives, we expect to generate ongoing annualized cost savings of approximately $100 million by 2015, some of which we expect to reinvest into the business.

Norway Business Optimization

In early 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project is scheduled to be completed by December 31, 2013, and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During 2012, we recorded nonrecurring restructuring charges totaling $39 million under this project. As of December 31, 2012, we had invested $37 million in cumulative capital expenditures under this project. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense—third party totaled $94 million, $85 million, and $30 million in 2012, 2011, and 2010, respectively. Interest expense—Coca-Cola Enterprises Inc. totaled $33 million in 2010. The following tables summarize the primary items that impacted our interest expense during the periods presented ($ in millions):

Debt

	2012	2011	2010
Average outstanding debt balance	$3,226	$2,759	$1,187
Weighted average cost of debt	2.8%	2.9%	2.3%
Fixed-rate debt (% of portfolio)	86%	97%	94%
Floating-rate debt (% of portfolio)	14%	3%	6%

Amounts due to Coca-Cola Enterprises Inc.

	2012	2011	2010(A)
Average outstanding debt balance	n/a	n/a	$749
Weighted average cost of debt	n/a	n/a	5.5%
___________________________

(A)	To facilitate the Merger, all of these loans were settled during the third quarter of 2010.

Other Nonoperating Income (Expense)

Other nonoperating income totaled $3 million in 2012. Other nonoperating expense totaled $3 million and $1 million in 2011 and 2010, respectively. Our other nonoperating income (expense) principally included gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.

Income Tax Expense

In 2012, our effective tax rate was 19.0 percent. This rate included a net deferred tax benefit of $62 million (an approximate 7 percentage point decrease in the effective tax rate) due to the enactment of tax rate reductions in the United Kingdom and Sweden, partially offset by the impact of a tax law change in Belgium. Our 2012 effective tax rate also reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2012 foreign earnings (refer to Note 10 of the Notes to Consolidated Financial Statements). We expect our underlying effective tax rate in 2013 to be approximately 26.0 percent to 28.0 percent.

In 2011, our effective tax rate was 21.0 percent. This rate included a deferred tax benefit of $53 million (an approximate 6 percentage point decrease in the effective tax rate) due to the enactment of tax rate reductions in the United Kingdom. Our 2011 effective tax rate also reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2011 foreign earnings.

In 2010, our effective tax rate was 16.0 percent. This rate included a deferred tax benefit of $25 million (an approximate 4 percentage point decrease in the effective tax rate) due to the enactment of a tax rate reduction in the United Kingdom.

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

During the third quarter of 2012, we entered into a $1 billion multi-currency credit facility with a syndicate of eight banks as a replacement of our previous $1 billion credit facility. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At December 31, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At December 31, 2012, we had $632 million in debt maturities in the next 12 months. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.

In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011, and resulted in the repurchase of $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. This program was completed at the end of 2012, and resulted in the repurchase of $780 million in outstanding shares, representing 27.1 million shares at an average price of $28.81 per share.

In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. We currently expect to purchase at least $500 million in outstanding shares during 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. For additional information about our share repurchase programs, refer to Note 15 of the Notes to Consolidated Financial Statements.

In December 2012, we repatriated to the U.S. $450 million of our 2012 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2012 foreign earnings that were not repatriated in 2012, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. In December 2011, we repatriated to the U.S. $450 million of our 2011 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. As a result of the repatriation of foreign earnings, our taxes in 2012 and 2011 increased relative to our historical taxes. During 2013, we expect to repatriate a portion of our 2013 foreign earnings to satisfy our 2013 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2013 foreign earnings and our actual 2013 U.S.-based cash flow needs. For additional information about repatriation of foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements.

At December 31, 2012, $323 million of the cash and cash equivalents recorded on our Consolidated Balance Sheets were held by consolidated entities that are located outside the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of repatriation.

During 2012, we paid dividends of $187 million. In February 2012, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012. In February 2013, our Board of Directors approved a 25 percent increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of

2013. As a result, we expect our cash paid for dividends to increase approximately $35 million in 2013 compared to 2012, subject to the actual number of shares outstanding as of our dividend declaration dates.

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

Our credit facility and outstanding third-party notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2012. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2012

During 2012, our primary sources of cash included (1) net cash derived from operating activities of $947 million, and (2) proceeds of $430 million from the issuances of debt. Our primary uses of cash were (1) the repurchase of $780 million of shares under our share repurchase programs; (2) capital asset investments totaling $378 million; (3) dividend payments on common stock of $187 million; and (4) defined benefit pension plan contributions of $121 million.

2011

During 2011, our primary sources of cash included (1) proceeds of $900 million from the issuances of debt; (2) net cash derived from operating activities of $862 million; and (3) the receipt of $71 million from TCCC for the settlement of items related to the Merger. Our primary uses of cash were (1) the repurchase of $800 million of shares under our share repurchase programs; (2) capital asset investments totaling $376 million; (3) dividend payments on common stock of $162 million; (4) net payments on commercial paper of $145 million; and (5) defined benefit pension plan contributions of $68 million.

2010

During 2010, our primary sources of cash included (1) proceeds of $1.9 billion from the issuances of debt; (2) net cash derived from operating activities of $825 million; and (3) the repayment of outstanding loans from Legacy CCE of $351 million. Our primary uses of cash were (1) the payment of outstanding loans to Legacy CCE of $1 billion; (2) payments to TCCC of $799 million, net of cash acquired, to fund the acquisition of the bottling operations in Norway and Sweden; (3) payments on debt of $459 million; (4) capital asset investments totaling $291 million; (5) net cash contributions to Legacy CCE of $291 million in connection with activities necessary to facilitate the Merger; (6) the repurchase of $200 million of shares under our share repurchase programs; and (7) defined benefit pension plan contributions of $116 million.

Operating Activities

2012 Versus 2011

Our net cash derived from operating activities totaled $947 million in 2012 versus $862 million in 2011. This change reflected positive year-over-year working capital changes, offset partially by a weaker operating performance and a year-over-year increase in contributions made to our defined benefit pension plans. For additional information about changes in our assets and liabilities, refer to our Financial Position discussion below.

2011 Versus 2010

Our net cash derived from operating activities totaled $862 million in 2011 versus $825 million in 2010. This change reflected improved operating performance during 2011, offset partially by negative year-over-year working capital changes.

Investing Activities

Capital asset investments represent a principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	2012	2011	2010(A)
Supply chain infrastructure	$221	$204	$158
Cold drink equipment	104	99	92
Information technology	36	36	10
Fleet and other	17	37	31
Total capital asset investments	$378	$376	$291
___________________________

(A)	Prior to the Merger, our capital asset investments included only those related to Legacy CCE’s Europe operating segment.

During 2013, we expect our capital expenditures to approximate $350 million and to be invested in similar asset categories as those listed in the previous table. This estimate includes capital expenditures related to our business transformation program and Norway business optimization (refer to Note 14 of the Notes to Consolidated Financial Statements).

During 2011, our investing activities also included the receipt of $22 million from the settlement of net investment hedges.

Financing Activities

Our net cash used in financing activities totaled $556 million and $129 million in 2012 and 2011, respectively. The following table summarizes our financing activities related to the issuances of and payments on debt for the period presented (in millions):

			2012	2011
Issuances of Debt	Maturity Date	Rate	Amount	Amount
$300 million notes	September 2021	4.5%	$—	$300
$100 million notes	February 2014	—(A)	—	100
$250 million notes	August 2016	2.0%	—	250
$250 million notes	August 2021	3.3%	—	250
€350 million notes	December 2019	2.0%	430	—
Total issuances of debt			$430	$900

Payments on Debt	Maturity Date	Rate	Amount	Amount
Other payments, net	—	—	$(16)	$(9)
Total payments on debt, excluding commercial paper			(16)	(9)
Net payments on commercial paper			—	(145)
Total payments on debt			$(16)	$(154)
 ___________________________

(A)	These notes carry a variable interest rate at three-month USD LIBOR plus 30 basis points. As of December 31, 2012, the rate in effect on these notes was 0.6 percent.

Our financing activities during 2012 also include the repurchase of $780 million of shares under our share repurchase programs. We currently expect to purchase at least $500 million in outstanding shares during 2013.

During 2012, we paid dividends of $187 million. In February 2012, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012. In February 2013, our Board of Directors approved a 25 percent increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013. As a result, we expect our cash paid for dividends to increase approximately $35 million in 2013 compared to 2012, subject to the actual number of shares outstanding as of our dividend declaration dates.

Our financing activities during 2011 also included (1) the repurchase of $800 million of shares under our share repurchase programs; (2) dividend payments on common stock of $162 million; and (3) the receipt of $71 million from TCCC for the settlement of items related to the Merger.

Financial Position

Assets

2012 Versus 2011

Trade accounts receivable, net increased $45 million, or 3.0 percent, to $1.4 billion at December 31, 2012. This increase was primarily driven by currency exchange rate changes.

Inventories decreased $17 million, or 4.0 percent, to $386 million at December 31, 2012, from $403 million at December 31, 2011. This decrease was primarily attributable to the incremental purchase of certain raw materials at the end of 2011, offset partially by currency exchange rate changes.

Other current assets increased $9 million, or 6.0 percent, to $157 million at December 31, 2012, from $148 million at December 31, 2011. This increase was primarily driven by an increase in current income tax assets (refer to Note 10 of the Notes to Consolidated Financial Statements) and an increase in current assets related to our derivative financial instruments (refer to Note 5 of the Notes to Consolidated Financial Statements). The increase was partially offset by a decline in certain tax related receivable balances.

Franchise license intangible assets, net and goodwill increased $160 million, or 4.0 percent, to $4.1 billion at December 31, 2012, from $3.9 billion at December 31, 2011. This increase was due to the effect of currency exchange rate changes. For additional information about our franchise license intangible assets and goodwill, refer to Note 2 of the Notes to Consolidated Financial Statements.

Other noncurrent assets increased $88 million, or 31.0 percent, to $371 million at December 31, 2012, from $283 million at December 31, 2011. This increase was primarily driven by an increase in noncurrent assets related to our deferred taxes (refer to Note 10 of the Notes to Consolidated Financial Statements) and our defined benefit pension plans (refer to Note 9 of the Notes to Consolidated Financial Statements), offset by a decline in noncurrent assets related to our derivative financial instruments (refer to Note 5 of the Notes to Consolidated Financial Statements).

Liabilities and Equity

2012 Versus 2011

Accounts payable and accrued expenses increased $128 million, or 7.5 percent, to $1.8 billion at December 31, 2012, from $1.7 billion at December 31, 2011. This increase was primarily driven by increases in: (1) accrued expenses related to our customer marketing programs; (2) income taxes payable; (3) severance accruals related to our current restructuring programs (refer to Note 14 of the Notes to Consolidated Financial Statements); (4) derivative financial instruments (refer to Note 5 of the Notes to Consolidated Financial Statements); and (5) currency exchange rate changes. These increases were partially offset by modest declines in our accounts payable and deposit liabilities.

Current portion of debt increased $616 million to $632 million at December 31, 2012, from $16 million at December 31, 2011. This increase was driven by the upcoming maturities of our Swiss franc notes, which are due March 2013, and our $400 million floating-rate notes, which are due November 2013. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Debt, less current portion decreased $162 million, or 5.5 percent, to $2.8 billion at December 31, 2012, from $3.0 billion at December 31, 2011. This decrease was driven by the upcoming maturities of our Swiss franc notes, which are due March 2013, and our $400 million floating rate notes, which are due November 2013. This decrease was partially offset by our issuance of €350 million, 2 percent notes due 2019. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Other noncurrent liabilities increased $116 million, or 72.5 percent, to $276 million at December 31, 2012, from $160 million at December 31, 2011. This increase was primarily attributable to an increase in noncurrent liabilities related to our defined benefit pension plans (refer to Note 9 of the Notes to Consolidated Financial Statements) and to our derivative financial instruments (refer to Note 5 of the Notes to Consolidated Financial Statements).

Common stock in treasury, at cost increased $817 million, or 80.5 percent, to $1.8 billion at December 31, 2012, from $1.0 billion at December 31, 2011. This increase was primarily driven by our repurchase of $780 million in outstanding shares during 2012 under our share repurchase programs (refer to Note 15 of the Notes to Consolidated Financial Statements). The remaining difference represents shares withheld for taxes upon the vesting of employee share-based payment awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2012 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt, excluding capital leases(A)	$3,427	$619	$574	$710	$1,524
Interest obligations(B)	513	84	155	127	147
Purchase agreements(C)	587	113	171	120	183
Operating leases(D)	395	88	127	104	76
Other purchase obligations(E)	216	216	—	—	—
Capital lease obligations(F)	44	14	19	7	4
Total contractual obligations	$5,182	$1,134	$1,046	$1,068	$1,934
___________________________

(A)	These amounts represent our scheduled debt maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)
These amounts represent estimated interest payments related to our long-term debt obligations, excluding capital leases. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt, we have estimated interest using the forward interest rate curve. At December 31, 2012, approximately 86 percent of our debt portfolio was comprised of fixed-rate debt, and 14 percent was floating-rate debt.

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

(D)
These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2012. Income associated with sublease arrangements is not significant. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)	These amounts represent outstanding purchase obligations primarily related to commodity purchases and capital expenditures.

(F)
These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our defined benefit pension plans for the years ended December 31, 2012 and 2011, as well as our projected contributions for the year ending December 31, 2013 (in millions):

	Actual(A)		Projected(A)
	2012	2011	2013
Pension contributions	$121	$68	$65
___________________________

(A)
These amounts represent only contributions made by CCE. We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. During 2012, we contributed incremental amounts totaling $65 million to our Great Britain defined benefit pension plan to improve the funded status of this plan.

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

Permanent Reinvestment of Foreign Earnings

We had approximately $1.5 billion in cumulative undistributed foreign historical earnings as of December 31, 2012. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these foreign historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

In December 2012, we repatriated to the U.S. $450 million of our 2012 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2012 foreign earnings that were not repatriated in 2012, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. In December 2011, we repatriated to the U.S. $450 million of our 2011 foreign earnings, for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S.

The following table illustrates the hypothetical U.S. taxes that we would be subjected to if the entire amount of our permanently reinvested foreign earnings as of December 31, 2012 were repatriated to the U.S. (in millions):

Incremental U.S. Tax Percentage(A)	Incremental U.S. Taxes(B)
5 percent	$75
10 percent	150
15 percent	225
20 percent	300
___________________________

(A)
These percentages are not based on any specific facts or circumstances, but instead were selected for illustrative purposes only. Each rate represents the hypothetical incremental U.S. tax assessed on earnings from a foreign jurisdiction upon repatriation to the U.S.

(B)	Amounts are derived by multiplying the hypothetical incremental U.S. tax percentages by our cumulative undistributed permanently reinvested foreign earnings as of December 31, 2012.

Pension Plan Valuation

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

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (5 percent for the year ended December 31, 2012 and 4.2 percent as of December 31, 2012) by 0.5 percent would have increased our 2012 pension expense by approximately $13 million and our projected benefit obligation (PBO) by approximately $135 million.

We determine the salary rate of inflation by considering the following factors: (1) expected long-term price inflation; (2) allowance for merit and promotion increases; (3) prior years’ actual experience; and (4) any known short-term actions. Increasing our salary rate of inflation (3.6 percent for the year ended December 31, 2012 and 3.4 percent as of December 31, 2012) by 0.5 percent would have increased our 2012 pension expense by approximately $5 million and our PBO by approximately $25 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Decreasing the EROA (6.8 percent for the year ended December 31, 2012) by 0.5 percent would have increased our pension expense in 2012 by approximately $7 million.

We utilize the five-year asset smoothing technique to recognize market gains and losses for pension plans representing 83 percent of our pension plan assets. During 2008, we experienced a significant decline in the market value of our pension plan assets and, subsequent to 2008, we experienced significant increases in the market value of our pension assets. As a result of the asset smoothing technique we utilize, gains and losses do not fully impact our pension expense immediately.

As a result of changes in discount rates, asset losses, and other assumption changes, our net losses deferred in accumulated comprehensive income (AOCI) have increased in recent years. As of December 31, 2012, our net losses totaled $438 million, of which $23 million will be amortized in 2013 as a component of our 2013 net periodic benefit cost.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net sales, totaled $1.0 billion in both 2012 and 2011, and $0.9 billion in 2010.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. Our accrued marketing costs were $555 million, $461 million, and $470 million as of December 31, 2012, 2011, and 2010, respectively. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. In part due to the length of time necessary to obtain relevant data from our customers, actual amounts paid can differ from these estimates. During the years ended December 31, 2012, 2011, and 2010, we recorded net customer marketing accrual reductions related to estimates for prior year programs of $34 million, $21 million, and $1 million, respectively.

Contingencies

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

At December 31, 2012, we had approximately 13,000 employees, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2014. We believe that we will be able to renegotiate agreements with satisfactory terms.

Off-Balance Sheet Arrangements

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2012, approximately 86 percent of our debt portfolio was comprised of fixed-rate debt, and 14 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of December 31, 2012 would change the fair value of our fixed-rate debt outstanding as of December 31, 2012 by approximately $170 million.

We also estimate that a 1 percent change in the interest costs of our floating-rate debt outstanding as of December 31, 2012 would change interest expense on an annual basis by approximately $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our entire operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the year ended December 31, 2012 by approximately $110 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, steel, PET (plastic), sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase price for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market price of these commodities over the current market prices would increase our cost of sales during the next 12 months by approximately $15 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of December 31, 2012, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $8 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Consolidated Financial Statements.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2012. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.

Audit Committee’s Responsibility

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting, and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of our independent registered public accounting firm and approves decisions regarding the appointment or removal of our Vice President of Internal Audit. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company, in addition to reviewing the Company’s financial reports. Our independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/S/ JOHN F. BROCK
Chairman and Chief Executive Officer

/S/ WILLIAM W. DOUGLAS III
Executive Vice President and Chief Financial Officer

/S/ SUZANNE D. PATTERSON
Vice President, Controller, and Chief Accounting Officer

Atlanta, Georgia
February 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 8, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coca-Cola Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareowners’ equity, and cash flows of Coca-Cola Enterprises, Inc. for each of the three years in the period ended December 31, 2012, and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 8, 2013

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010
Net sales	$8,062	$8,284	$6,714
Cost of sales	5,162	5,254	4,234
Gross profit	2,900	3,030	2,480
Selling, delivery, and administrative expenses	1,972	1,997	1,670
Operating income	928	1,033	810
Interest expense – third party	94	85	30
Interest expense – Coca-Cola Enterprises Inc.	—	—	33
Other nonoperating income (expense)	3	(3)	(1)
Income before income taxes	837	945	746
Income tax expense	160	196	122
Net income	$677	$749	$624
Basic earnings per share	$2.30	$2.35	$1.84
Diluted earnings per share	$2.25	$2.29	$1.83
Dividends declared per share	$0.64	$0.51	$0.12
Basic weighted average shares outstanding	294	319	339
Diluted weighted average shares outstanding	301	327	340
Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net sales	$15	$16	$19
Cost of sales	(2,086)	(2,235)	(1,867)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2012	2011	2010
Net income	$677	$749	$624
Components of other comprehensive income (loss):
Currency translations
Pretax activity, net	175	(74)	(178)
Tax effect	—	—	—
Currency translations, net of tax	175	(74)	(178)
Net investment hedges
Pretax activity, net	(45)	23	—
Tax effect	16	(8)	—
Net investment hedges, net of tax	(29)	15	—
Cash flow hedges
Pretax activity, net	(11)	(13)	(12)
Tax effect	3	4	3
Cash flow hedges, net of tax	(8)	(9)	(9)
Pension plan adjustments
Pretax activity, net	(126)	(82)	42
Tax effect	31	22	(12)
Pension plan adjustments, net of tax	(95)	(60)	30
Other comprehensive income (loss), net of tax	43	(128)	(157)
Comprehensive income	$720	$621	$467

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2012	2011
ASSETS
Current:
Cash and cash equivalents	$721	$684
Trade accounts receivable, less allowances of $17 and $16, respectively	1,432	1,387
Amounts receivable from The Coca-Cola Company	66	64
Inventories	386	403
Other current assets	157	148
Total current assets	2,762	2,686
Property, plant, and equipment, net	2,322	2,230
Franchise license intangible assets, net	3,923	3,771
Goodwill	132	124
Other noncurrent assets	371	283
Total assets	$9,510	$9,094
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,844	$1,716
Amounts payable to The Coca-Cola Company	103	116
Current portion of debt	632	16
Total current liabilities	2,579	1,848
Debt, less current portion	2,834	2,996
Other noncurrent liabilities	276	160
Noncurrent deferred income tax liabilities	1,128	1,191
Total liabilities	6,817	6,195
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 348,760,432 and 343,394,495 shares, respectively	3	3
Additional paid-in capital	3,825	3,745
Reinvested earnings	1,126	638
Accumulated other comprehensive loss	(430)	(473)
Common stock in treasury, at cost – 66,724,738 and 38,445,287 shares, respectively	(1,831)	(1,014)
Total shareowners’ equity	2,693	2,899
Total liabilities and shareowners’ equity	$9,510	$9,094

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$677	$749	$624
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	335	321	264
Share-based compensation expense	35	43	10
Deferred income tax benefit	(132)	(121)	(6)
Pension expense less than contributions	(75)	(24)	(78)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts receivables	—	(85)	(14)
Inventories	30	(44)	(46)
Prepaid expenses and other current assets	(5)	(26)	(6)
Accounts payable and accrued expenses	58	88	102
Other changes, net	24	(39)	(25)
Net cash derived from operating activities	947	862	825
Cash Flows from Investing Activities:
Capital asset investments	(378)	(376)	(291)
Capital asset disposals	13	4	—
Acquisition of the bottling operations in Norway and Sweden, net of cash acquired	—	(1)	(799)
Net change in amounts due from Coca-Cola Enterprises Inc.	—	—	351
Settlement of net investment hedges	—	22	—
Other investing activities, net	(8)	(8)	—
Net cash used in investing activities	(373)	(359)	(739)
Cash Flows from Financing Activities:
Net change in commercial paper	—	(145)	4
Issuances of debt	430	900	1,871
Payments on debt	(16)	(9)	(459)
Share repurchases under share repurchase programs	(780)	(800)	(200)
Dividend payments on common stock	(187)	(162)	(40)
Net cash received from The Coca-Cola Company for transaction-related items	—	71	—
Contributions to Coca-Cola Enterprises Inc.	—	—	(291)
Net change in amounts due to Coca-Cola Enterprises Inc.	—	—	(1,048)
Other financing activities, net	(3)	16	19
Net cash used in financing activities	(556)	(129)	(144)
Net effect of currency exchange rate changes on cash and cash equivalents	19	(11)	(25)
Net Change in Cash and Cash Equivalents	37	363	(83)
Cash and Cash Equivalents at Beginning of Year	684	321	404
Cash and Cash Equivalents at End of Year	$721	$684	$321
Supplemental Noncash Investing and Financing Activities:
Capital lease additions	$7	$14	$37
Supplemental Disclosure of Cash Paid for:
Income taxes, net	$293	$232	$185
Interest, net of amounts capitalized—third party	84	63	28
Interest, net of amounts capitalized—Coca-Cola Enterprises Inc.	—	—	55

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	Common Stock Outstanding
(in millions)	Shares	Amount	Additional Paid-In Capital	Reinvested Earnings	Coca-Cola Enterprises Inc. Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Shareowners’ Equity
Balance as of January 1, 2010	—	$—	$—	$—	3,367	(188)	$—	3,179
Net income	—	—	—	97	527	—	—	624
Coca-Cola Enterprises Inc. net investment changes	—	—	—	—	(335)	—	—	(335)
Elimination of Coca-Cola Enterprises Inc. net investment	—	—	3,559	—	(3,559)	—	—	—
Other adjustments, net	—	—	46	—	—	—	—	46
Issuance of Coca-Cola Enterprises, Inc. common stock	339	3	(3)	—	—	—	—	—
Shares issued under share-based compensation plans	2	—	14	—	—	—	—	14
Deferred compensation plans	—	—	(1)	—	—	—	2	1
Share-based compensation expense	—	—	10	—	—	—	—	10
Tax benefit from share-based compensation awards	—	—	3	—	—	—	—	3
Dividends declared on common stock	—	—	—	(40)	—	—	—	(40)
Shares repurchased under our publicly announced share repurchase programs	(8)	—	—	—	—	—	(200)	(200)
Shares withheld for taxes on share-based payment awards, net	—	—	—	—	—	—	(2)	(2)
Total other comprehensive loss	—	—	—	—	—	(157)	—	(157)
Balance as of December 31, 2010	333	3	3,628	57	—	(345)	(200)	3,143
Net income	—	—	—	749	—	—	—	749
Post closing transaction-related items	—	—	37	—	—	—	—	37
Other adjustments, net	—	—	8	—	—	—	—	8
Shares issued under share-based compensation plans	3	—	13	—	—	—	—	13
Deferred compensation plans	—	—	2	—	—	—	—	2
Share-based compensation expense	—	—	43	—	—	—	—	43
Tax benefit from share-based compensation awards	—	—	14	—	—	—	—	14
Dividends declared	—	—	—	(168)	—	—	—	(168)
Shares repurchased under our publicly announced share repurchase programs	(30)	—	—	—	—	—	(800)	(800)
Shares withheld for taxes on share-based payment awards, net	(1)	—	—	—	—	—	(14)	(14)
Total other comprehensive loss	—	—	—	—	—	(128)	—	(128)
Balance as of December 31, 2011	305	3	3,745	638	—	(473)	(1,014)	2,899
Net income	—	—	—	677	—	—	—	677
Other adjustments, net	—	—	(8)	—	—	—	—	(8)
Shares issued under share-based compensation plans	5	—	21	—	—	—	—	21
Deferred compensation plans	—	—	1	—	—	—	1	2
Share-based compensation expense	—	—	35	—	—	—	—	35
Tax benefit from share-based compensation awards	—	—	33	—	—	—	—	33
Dividends declared	—	—	—	(189)	—	—	—	(189)
Shares repurchased under our publicly announced share repurchase programs	(27)	—	—	—	—	—	(780)	(780)
Shares withheld for taxes on share-based payment awards, net	(1)	—	(2)	—	—	—	(38)	(40)
Total other comprehensive income	—	—	—	—	—	43	—	43
Balance as of December 31, 2012	282	$3	$3,825	$1,126	$—	$(430)	$(1,831)	$2,693

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

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Share Purchase Agreement dated March 20, 2010 (the Norway-Sweden SPA), for a purchase price of $872 million, including a $50 million price adjustment related to working capital and EBITDA. The EBITDA adjustment was contained in the Norway-Sweden SPA, and was based on the adjusted EBITDA (as defined) of the Norway and Sweden business for the 12 months ended December 31, 2010. All amounts outstanding under the Norway-Sweden SPA were settled and paid during 2011 (refer to Note 3).

The Agreement also includes customary covenants, a non-compete covenant with respect to CCE, and the right for us to acquire TCCC’s interest in TCCC’s German bottling operations for a mutually agreed upon fair value prior to May 25, 2013, on terms to be agreed.

Under the Agreement, we agreed to indemnify TCCC for liabilities, including, but not limited to, those resulting from the breach of representations, warranties, or covenants of Legacy CCE or CCE, as well as liabilities of CCE, as set forth in the Agreement and certain ancillary agreements prior to the effective date of the Merger. In accordance with the Agreement, on July 1, 2011, our indemnity obligations related to certain of these representations and warranties (other than certain fundamental representations, as defined, and for willful material breach) expired with no claim for breach of those representations or warranties having been made by TCCC. In addition, we continue to have indemnity obligations under the Tax Sharing Agreement (TSA), described below.

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

Also as part of the Merger, on October 2, 2010, (1) outstanding shares of common stock of Legacy CCE, excluding shares held by TCCC, were converted into the right to receive one share of our common stock and $10.00 in cash consideration per share, and (2) TCCC, which owned approximately 34 percent of the outstanding shares of Legacy CCE prior to the Merger, became the owner of all of the shares of Legacy CCE common stock. Upon incorporation, one billion shares of common stock and 100 million shares of preferred stock were authorized.

Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were outstanding. In connection with the issuance of our stock, we filed a Registration Statement on Form S-4 (File No. 333-167067) with the Securities and Exchange Commission that was declared effective on August 25, 2010 (the Registration Statement). Our stock is listed for trading on the New York Stock Exchange under the symbol “CCE.” We also maintain a secondary listing of our shares on the NYSE Euronext Paris.

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays, selling days, and weather patterns can impact our results on an annual or quarterly basis.

Basis of Presentation and Consolidation

Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, cash flows, assets, and liabilities attributable to the legal entities that comprised CCE as of the effective date of the Merger. These legal entities include all that were previously part of Legacy CCE’s Europe operating segment, as well as Coca-Cola Enterprises (Canada) Bottling Finance Company. All significant intercompany accounts and transactions between the legal entities that comprise CCE were eliminated.

Also prior to the Merger, our Consolidated Financial Statements included an allocation of certain corporate expenses related to services provided to us by Legacy CCE. These expenses included the cost of executive oversight, information technology, legal, treasury, risk management, human resources, accounting and reporting, investor relations, public relations, internal audit, and certain global restructuring projects. The cost of these services was allocated to us based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of our relative sales volume to total Legacy CCE sales volume for the applicable periods. We believe these allocations are a reasonable representation of the cost incurred for the services provided. However, these allocations are not necessarily indicative of the actual expenses that we would have incurred had we been operating as an independent company prior to the Merger (refer to Note 3).

Total interest expense represents interest incurred on debt, as well as amounts due to Legacy CCE prior to the Merger. No interest expense incurred by Legacy CCE was allocated to us, as Legacy CCE’s debt was not specifically related to our operations.

Prior to the Merger, total equity represented Legacy CCE's interest in our recorded net assets, as well as accumulated other comprehensive income (loss) (AOCI) attributable to CCE. The Legacy CCE net investment balance represented the cumulative net investment by Legacy CCE in us, including any prior net income and certain transactions between CCE and Legacy CCE, such as allocated expenses. In addition, prior to the Merger, we made several cash contributions to Legacy CCE in connection with activities necessary to facilitate the Merger. Subsequent to the Merger, Legacy CCE's net investment balance was eliminated and recorded to additional paid-in capital (APIC) on our Consolidated Balance Sheets to reflect the issuance of our shares.

Following the Merger, our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, including the bottling operations in Norway and Sweden beginning with the fourth quarter of 2010. All significant intercompany accounts and transactions are eliminated in consolidation.

Our fiscal year ends on December 31. For interim quarterly reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. There was one additional selling day in 2012 versus 2011, and there was one less selling day in 2011 versus 2010 (based upon a standard five-day selling week).

The following table summarizes the number of selling days by quarter for the years ended December 31, 2012, 2011, and 2010 (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012	65	65	65	66	261
2011	65	65	65	65	260
2010	66	65	65	65	261

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

Net Sales

We recognize net sales when all of the following conditions are met: (1) evidence of a binding arrangement exists (generally, purchase orders); (2) products have been delivered and there is no future performance required; and (3) amounts are collectible under normal payment terms. For product sales, these conditions typically occur when the products are delivered to or picked up by our customers and, in the case of full-service vending, when cash is collected from vending machines. Revenue is stated net of sales discounts and marketing and promotional incentives paid to customers.

Generally, we record value added taxes (VAT) on a net basis (i.e., excluded from net sales) and record excise taxes and taxes on packaging on a gross basis (i.e., included in net sales). During 2012, 2011, and 2010, the total amount of taxes recorded on a gross basis approximated $500 million, $345 million, and $210 million, respectively. The increase in taxes recorded on a gross basis in 2012 when compared to 2011 is primarily attributable to the increased French excise tax on beverages with added sweetener (both nutritive and non-nutritive), as all of this tax is recorded on a gross basis, which is consistent with our policy for similar taxes. The increase in taxes recorded on a gross basis in 2011 when compared to 2010 is primarily attributable to the inclusion of our bottling operations in Norway, which has a high percentage of excise taxes recorded on a gross basis and was acquired during the fourth quarter of 2010.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among these programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs, included as a reduction in net sales, totaled $1.0 billion in both 2012 and 2011 and $0.9 billion in 2010.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from our manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in selling, delivery, and administrative (SD&A) expenses on our Consolidated Statements of Income and totaled approximately $314 million, $325 million, and $261 million in 2012, 2011, and 2010, respectively. Our customers do not pay us separately for shipping and handling costs.

Share-Based Compensation

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We recognize compensation expense for our performance share units when it becomes probable that the performance criteria specified in the plan will be achieved. All compensation expense related to our share-based payment awards is recorded in SD&A expenses. We determine the grant-date fair value of our share-based payment awards using a Black-Scholes model, unless the awards are subject to market conditions, in which case we use a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Refer to Note 11.

Certain of our employees participated in share-based compensation plans sponsored by Legacy CCE prior to the Merger. These plans provided the employees with non-qualified share options to purchase Legacy CCE's stock or restricted share units of Legacy CCE's stock. Some of the awards contained performance or market conditions that were based on the stock price or performance of Legacy CCE. Prior to the Merger, compensation expense related to these share-based payment awards was included in our Consolidated Statements of Income based on specific identification for Legacy CCE’s European employees, and for Legacy CCE’s corporate employees based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented.

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

Earnings Per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. For periods prior to the Merger, we used 339,064,025 as our number of basic shares outstanding for the purpose of calculating our basic earnings per share, which represents the number of Legacy CCE shares converted into our shares on the effective date of the Merger. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied. Refer to Note 12.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when acquired. As of December 31, 2012, $323 million of our total cash and cash equivalents were held by consolidated entities that are outside the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of repatriation. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, we believe this risk is mitigated due to the diverse nature of the customers we serve, including, but not limited to, their type, geographic location, size, and beverage channel. Potential losses on our receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, accounts receivable have terms of 40 to 60 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due. We also carry credit insurance on a portion of our accounts receivable balance.

The following table summarizes the change in our allowance for losses on trade accounts receivable for the periods presented (in millions):

Accounts Receivable Allowance
Balance at January 1, 2010	$13
Provision	7
Write-offs	(4)
Balance at December 31, 2010	16
Provision	4
Write-offs	(4)
Balance at December 31, 2011	16
Provision	4
Write-offs	(3)
Balance at December 31, 2012	$17

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	December 31,
	2012	2011
Finished goods	$220	$225
Raw materials and supplies	166	178
Total inventories	$386	$403

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold-drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold-drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement.

The following table summarizes the classification of depreciation and amortization expense in our Consolidated Statements of Income for the periods presented (in millions):

Location – Statements of Income	2012	2011	2010
Selling, delivery, and administrative expenses	$214	$200	$169
Cost of sales	121	121	95
Total depreciation and amortization	$335	$321	$264

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to buildings and fleet assets. Amortization of capital lease assets is included in depreciation expense. Our net interests in assets acquired under capital leases totaled $48 million as of December 31, 2012 (gross cost of $176 million, net of accumulated amortization of $128 million). The net present values of amounts due under capital leases are recorded as liabilities and are included within our total debt. Refer to Note 6.

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

The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	December 31,
	2012	2011	Useful Life
Land	$161	$154	n/a
Building and improvements	948	880	20 to 40 years
Machinery, equipment, and containers	1,625	1,487	3 to 20 years
Cold-drink equipment	1,602	1,446	3 to 13 years
Vehicle fleet	122	116	3 to 12 years
Furniture, office equipment, and software	379	320	3 to 10 years
Property, plant, and equipment	4,837	4,403
Accumulated depreciation and amortization	(2,756)	(2,387)
	2,081	2,016
Construction in process	241	214
Property, plant, and equipment, net	$2,322	$2,230

Taxes

We compute and report income taxes on a separate return basis and recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We record interest and penalties related to unrecognized tax positions in interest expense and other nonoperating income (expense), respectively, on our Consolidated Statements of Income. Refer to Note 10.

Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other adjustments, including foreign currency translation adjustments, hedges of our net investments in our foreign subsidiaries, pension plan adjustments, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments (CTA), as the historical earnings from our foreign subsidiaries are considered to be permanently reinvested. If current year earnings are repatriated, the amount to be repatriated is determined in U.S. dollars and converted to the equivalent amount of foreign currency at the time of repatriation; therefore, the repatriation of current year earnings does not have an impact on the CTA component of our AOCI balance.

The following table summarizes our AOCI as of the dates presented (in millions):

	December 31,
	2012	2011
Currency translations	$(41)	$(216)
Net investment hedges, net of tax	(14)	15
Cash flow hedges, net of tax	(22)	(14)
Pension plan adjustments, net of tax(A)	(353)	(258)
Accumulated other comprehensive loss	$(430)	$(473)
___________________________

(A)
These adjustments represent changes in the value of either the projected benefit obligation or plan assets resulting from actual experience that is different than actuarial assumptions. In general, these amounts are recognized as a component of net periodic benefit cost over the average remaining service period.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.

Foreign Currency Translation

The assets and liabilities of our operations are translated from local currencies into our reporting currency, the U.S. dollar, at currency exchange rates in effect at the end of a reporting period. Gains and losses from the translation of our results are included in AOCI on our Consolidated Balance Sheets. Revenues and expenses are translated at average monthly currency exchange rates. Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating income (expense) on our Consolidated Statements of Income.

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

The following tables summarize our assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$38	$—	$38	$—
Pension plan assets(B)	1,318	237	1,032	49
Total assets	$1,356	$237	$1,070	$49
Derivative liabilities(A)	$81	$—	$81	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$45	$—	$45	$—
Money market funds(C)	410	—	410	—
Pension plan assets(B)	1,078	175	857	46
Total assets	$1,533	$175	$1,312	$46
Derivative liabilities(A)	$39	$—	$39	$—
___________________________

(A)
We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. The fair value of our derivative contracts (including forwards, options, cross currency swaps, and interest rate swaps) is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable spot, forward, and discount rates. The standard valuation model for our option contracts also includes implied volatility, which is specific to individual options and is based on rates quoted from a widely used third-party resource.

(B)	For additional information about our pension plan assets, including the determination of fair value, refer to Note 9.

(C)
We had investments in certain money market funds that held a portfolio of short-term, high-quality, fixed-income securities issued by the U.S. Government that are required to be reported at fair value. We classify these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The fair value of these investments approximated their carrying value because of their short maturities. These investments are not publicly traded, so their fair value was determined based on the values of the underlying investments in money market funds.

Derivative Financial Instruments

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include currency exchange risk, commodity price risk, and interest rate risk. All derivative financial instruments are recorded at fair value on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedges”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Consolidated Statements of Income that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements. Refer to Note 5.

Note 2
FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in our net franchise license intangible assets and goodwill for the periods presented (in millions):

	Franchise License Intangible Assets, net	Goodwill
Balance as of January 1, 2010	$3,487	$—
Acquisition of the bottling operations in Norway and Sweden	496	131
Currency translation adjustments	(155)	—
Balance as of December 31, 2010	3,828	131
Currency translation adjustments	(57)	(2)
Other	—	(5)
Balance as of December 31, 2011	3,771	124
Currency translation adjustments	152	8
Balance as of December 31, 2012	$3,923	$132

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

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually, or more frequently if facts or circumstances indicate they may be impaired. Our annual testing date for impairment purposes is the last reporting day of October.

During 2012, we adopted Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment," and early adopted Accounting Standard Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." As a result, beginning in 2012, the first step of the impairment tests for our franchise license intangible assets and goodwill is a thorough assessment of qualitative factors to determine the existence of events or circumstances that would indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required.

If a quantitative test is necessary for our franchise license intangible assets, the second step of our impairment test involves comparing the estimated fair value of the franchise license intangible assets for a reporting unit to its carrying amount to determine if a write-down to fair value is required. If the carrying amount of the franchise license intangible assets exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount.

If a quantitative test is necessary for our goodwill, the second step of our impairment test involves comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill, and after adjusting for any franchise license impairment charges (net of tax). If the carrying amount of the reporting unit exceeds its estimated fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount.

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

2012 Impairment Analysis

We performed our 2012 annual impairment test of our franchise license intangible assets and goodwill as of the last reporting day of October 2012. The results of the qualitative impairment review of these assets indicated it was not more likely than not that the estimated fair value of these assets was less than their respective carrying values. As a result, no impairment charges were recorded.

2011 and 2010 Impairment Analyses

We performed our 2011 and 2010 annual impairment tests of our franchise license intangible assets and goodwill as of the last reporting day of October of each respective year. The results of these impairment tests indicated that the estimated fair value of these assets exceeded their carrying values by a substantial margin at each testing date. As a result, no impairment charges were recorded.

Note 3
RELATED PARTY TRANSACTIONS

Transactions with TCCC

We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified.

We have signed license agreements with TCCC for each of our territories that extend through October 2, 2020 with terms of 10 years each, with each containing the right for us to request a 10-year renewal. We also have signed an agreement with TCCC for an incidence-based concentrate pricing model across all of our territories that extends through December 31, 2015.

The following table summarizes the transactions with TCCC that directly impacted our Consolidated Statements of Income for the periods presented (in millions):

	2012	2011	2010
Amounts affecting net sales:
Fountain syrup and packaged product sales	$15	$16	$19
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(2,190)	$(2,373)	$(2,017)
Purchases of finished products	(72)	(60)	(28)
Marketing support funding earned	176	198	178
Total	$(2,086)	$(2,235)	$(1,867)

Fountain Syrup and Packaged Product Sales

On behalf of TCCC, we act as a billing and delivery agent in certain territories for fountain customers and receive distribution fees from TCCC for those sales. We invoice and collect amounts receivable for these fountain syrup sales on behalf of TCCC. We also sell bottle and can products to TCCC at prices that are generally similar to the prices charged by us to our major customers.

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

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are generally determined annually and are periodically reassessed as the programs progress. Under the licensing agreements, TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs with other licensees may differ. Marketing support funding programs granted to us provide financial support principally based on product sales or upon the completion of stated requirements and are intended to offset a portion of the costs of the programs.

Legacy CCE and TCCC had a Global Marketing Fund under which TCCC was obligated to pay Legacy CCE $61.5 million annually through December 31, 2014 as support for marketing activities. In 2010, $45 million of this amount was allocated to Legacy CCE’s European business. Following the Merger, and as part of the agreement with TCCC for an incidence-based concentrate pricing model that extends through December 31, 2015, we will continue to receive $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, when such failure is within our reasonable control. During 2012 and 2011, we received $45 million under the Global Marketing Fund with TCCC.

Merger-Related Transactions

During 2011, we settled items between us and TCCC related to the Merger as provided for in the Agreement. The net amount of these items resulted in a payment to us from TCCC of approximately $71 million, which included: (1) a payment from TCCC of approximately $41 million representing the settlement of Legacy CCE’s cash balances at the effective date of the Merger; (2) a payment from TCCC of approximately $23 million representing the difference between the Gross Indebtedness of Legacy CCE’s North American Business at the effective date of the Merger and the $8.88 billion target Gross Indebtedness in the Agreement; (3) a payment from TCCC of approximately $23 million related to settlement of outstanding items under the TSA; (4) a payment to TCCC of approximately $14 million related to our revised estimate of the tax benefits assumed by TCCC; and (5) a payment to TCCC of approximately $2 million related to the final determination of the working capital of Legacy CCE’s North American Business at the effective date of the Merger. The offset to each of these adjustments was recorded to additional paid-in capital on our Consolidated Balance Sheets since the adjustments were directly related to the Merger. In the future, there could be additional tax items related to the Merger that require cash settlements under the TSA as tax audits are resolved and refund claims are pursued by both us and TCCC. For additional information about the TSA, refer to Note 10.

During 2011, we also settled items between us and TCCC related to the Norway-Sweden SPA. The net amount of these items resulted in a payment by us to TCCC of $1 million, which included: (1) a payment from TCCC of approximately $5 million based on the adjusted EBITDA (as defined) of the Norway and Sweden business for the 12 months ended December 31, 2010, and (2) a payment to TCCC of approximately $6 million related to the final determination of working capital of the Norway and Sweden bottling operations (as defined). The offset to these adjustments was recorded to goodwill on our Consolidated Balance Sheets. For additional information about our acquisition of the Norway and Sweden bottling operations, refer to Note 16.

Other Transactions

Other transactions with TCCC include certain tax services provided under a Transition Services Agreement, management fees, office space leases, and purchases of point-of-sale and other advertising items, all of which were not material to our Consolidated Financial Statements.

Cold-Drink Equipment Placement Programs

We and TCCC are parties to the Cold-Drink Equipment Purchase Partnership Programs (Jumpstart Programs). The Jumpstart Programs were designed to promote the purchase and placement of cold-drink equipment. By the end of 2007, we had met our obligations to purchase and place cold-drink equipment (principally vending machines and coolers). Under the Jumpstart Programs, as amended, we agree to:

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

Transactions with Legacy CCE

Amounts Due To/From Legacy CCE

Prior to the Merger, we had amounts due to/from Legacy CCE that had various maturity dates and were typically issued at fixed interest rates that approximated interest rates in effect at the time of issuance. To facilitate the Merger, all of these loans were settled in the third quarter of 2010. During 2010, we had interest expense related to these amounts of $40 million and interest income related to these amounts of $7 million.

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

 Note 4
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	December 31,
	2012	2011
Trade accounts payable	$462	$473
Accrued marketing costs	555	461
Accrued compensation and benefits	288	262
Accrued taxes	262	239
Accrued deposits	87	97
Other accrued expenses	190	184
Accounts payable and accrued expenses	$1,844	$1,716

Note 5
DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded in our Consolidated Balance Sheets as of the dates presented (in millions):

		December 31,
Hedging Instruments	Location – Balance Sheets	2012	2011
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$31	$11
Interest rate swap contracts(B)	Other current assets	2	—
Foreign currency contracts	Other noncurrent assets	3	26
Total		36	37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	3
Commodity contracts	Other current assets	1	5
Commodity contracts	Other noncurrent assets	1	—
Total		2	8
Total Assets		$38	$45
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$41	$28
Foreign currency contracts	Other noncurrent liabilities	33	1
Total		74	29
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	1	7
Commodity contracts	Accounts payable and accrued expenses	6	2
Commodity contracts	Other noncurrent liabilities	—	1
Total		7	10
Total Liabilities		$81	$39
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross-currency swap agreements.

(B)	Amount includes the gross interest receivable on our interest rate swap agreements.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in interest expense–third party on our Consolidated Statements of Income.

The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of the dates presented:

	December 31, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	USD 400 million	November 2013	n/a	n/a

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Consolidated Statements of Income for the periods presented (in millions):

Fair Value Hedging Instruments(A)	Location – Statements of Income	2012	2011	2010
Interest rate swap contracts	Interest expense – third party	$1	$—	$(12)
Fixed-rate debt	Interest expense – third party	(1)	—	12
___________________________

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

We use cash flow hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on debt issuances in a non-functional currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in AOCI on our Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Consolidated Statements of Income that is consistent with the nature of the underlying hedged item.

The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	December 31, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.8 billion	June 2021	USD 1.6 billion	June 2021

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Consolidated Statements of Income for the periods presented (in millions):

	Amount of (Loss)/Gain Recognized in AOCI on Derivative Instruments(A)
Cash Flow Hedging Instruments	2012	2011	2010
Foreign currency contracts	$(38)	$9	$9

		Amount of (Loss)/Gain Reclassified from AOCI into Earnings(B)
Cash Flow Hedging Instruments	Location – Statements of Income	2012	2011	2010
Foreign currency contracts	Cost of sales	$(13)	$2	$(4)
Foreign currency contracts(C)	Other nonoperating (expense) income	(17)	16	22
Total		$(30)	$18	$18
___________________________

(A)	The amount of ineffectiveness associated with these hedges was not material.

(B)
Over the next 12 months, deferred losses totaling $8 million are expected to be reclassified from AOCI on our Consolidated Balance Sheets into the expense line item on our Consolidated Statement of Income that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating income (expense) on our Consolidated Statements of Income.

Economic (Non-designated) Hedges

We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to commodity price fluctuations associated with forecasted purchases of aluminum, sugar, and vehicle fuel. At times, we also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans and certain cash equivalents denominated in non-functional currencies. Changes in the fair value of outstanding economic hedges are recognized each reporting period in the expense line item on our Consolidated Statements of Income that is consistent with the nature of the hedged risk.

The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	December 31, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 85 million	March 2013	USD 404 million	September 2012
Commodity contracts	USD 171 million	December 2014	USD 95 million	December 2013

The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Consolidated Statements of Income for the periods presented (in millions):

Non-Designated Hedging Instruments	Location – Statements of Income	2012	2011	2010
Commodity contracts	Cost of sales	$(4)	$(4)	$—
Commodity contracts	Selling, delivery, and administrative expenses	2	8	4
Foreign currency contracts	Interest expense–third party	—	—	2
Foreign currency contracts	Other nonoperating (expense) income(A)	(18)	24	17
	Total	$(20)	$28	$23
___________________________

(A)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating income (expense) on our Consolidated Statements of Income.

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

As of December 31, 2012, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $5 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transaction occurs. For additional information about our segment reporting, refer to Note 13.

The following table summarizes the deferred gain (loss) activity in our Corporate segment for the periods presented (in millions):

Gains (Losses) Deferred at Corporate Segment	Cost of Sales	SD&A	Total
Balance as of January 1, 2010	$10	$—	$10
Gains recognized during the period and recorded in the Corporate segment, net	1	3	4
Losses transferred to the Europe operating segment, net	(10)	(2)	(12)
Balance as of December 31, 2010	1	1	2
(Losses) gains recognized during the period and recorded in the Corporate segment, net	(4)	6	2
Gains transferred to the Europe operating segment, net	—	(5)	(5)
Balance as of December 31, 2011	(3)	2	(1)
(Losses) gains recognized during the period and recorded in the Corporate segment, net	(5)	1	(4)
Losses (gains) transferred to the Europe operating segment, net	3	(3)	—
Balance as of December 31, 2012	$(5)	$—	$(5)
Net Investment Hedges

We have entered into foreign currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating income (expense) on our Consolidated Statements of Income. During 2011, we received $22 million to settle certain of these hedges.

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	December 31, 2012		December 31, 2011
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 360 million	December 2013	USD 125 million	December 2012
Foreign currency denominated debt	USD 462 million	December 2019	n/a	n/a
The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of (Loss)/Gain Recognized in AOCI on Derivative Instruments(A)
Net Investment Hedging Instruments	2012	2011	2010
Foreign currency contracts	$(8)	$15	$—
Foreign currency denominated debt	(21)	—	—
Total	$(29)	$15	$—
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

Note 6
DEBT AND CAPITAL LEASES

The following table summarizes our debt as of the dates presented (in millions, except rates):

	December 31, 2012		December 31, 2011
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar notes due 2013-2021	$2,291	2.6%	$2,289	2.6%
Euro notes due 2017-2019(B)	918	2.6	453	3.1
Swiss franc notes due 2013(C)	218	3.8	213	3.8
Capital lease obligations(D)	39	n/a	57	n/a
Total debt(E) (F)	3,466		3,012
Current portion of debt	(632)		(16)
Debt, less current portion	$2,834		$2,996
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In August 2012, we issued €350 million, 2.0 percent notes due 2019.

(C)	Our Swiss franc notes due 2013 are guaranteed by Legacy CCE, as well as CCE.

(D)	These amounts represent the present value of our minimum capital lease obligations.

(E)	At December 31, 2012, approximately $218 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.

(F)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.6 billion and $3.1 billion at December 31, 2012 and December 31, 2011, respectively. The fair value of our debt is estimated using quoted market prices for publicly traded instruments (Level 1).

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2012 (in millions):

Years Ending December 31,	Debt Maturities
2013	$619
2014	100
2015	474
2016	250
2017	460
Thereafter	1,524
Debt, excluding capital leases	$3,427

Years Ending December 31,	Capital Lease Obligations
2013	$14
2014	11
2015	8
2016	4
2017	3
Thereafter	4
Total minimum lease payments	44
Amounts representing interest	(5)
Present value of minimum lease payments	39
Total debt	$3,466

Credit Facilities

During the third quarter of 2012, we entered into a $1 billion multi-currency credit facility with a syndicate of eight banks as a replacement of our previous $1 billion credit facility. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At December 31, 2012, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Covenants

Our credit facility and outstanding third-party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2012. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7
OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2027. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Rent expense under noncancelable operating lease agreements totaled $87 million, $88 million, and $80 million during 2012, 2011, and 2010, respectively. Prior to the Merger, these amounts only represent rent expense related to Legacy CCE’s Europe operating segment.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2012 (in millions):

Years Ending December 31,	Operating Leases
2013	$88
2014	72
2015	55
2016	52
2017	52
Thereafter	76
Total minimum operating lease payments(A)	$395
___________________________

(A)	Income associated with sublease arrangements is not significant.

Note 8
COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2012 (in millions):

Years Ending December 31,	Purchase Commitments(A)
2013	$113
2014	97
2015	74
2016	60
2017	60
Thereafter	183
Total purchase commitments	$587
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

Workforce (Unaudited)

At December 31, 2012, we had approximately 13,000 employees, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2014. We believe that we will be able to renegotiate agreements with satisfactory terms.

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

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit cost of our pension plans for the periods presented (in millions):

	2012	2011	2010
Components of net periodic benefit costs:
Service cost	$51	$49	$41
Interest cost	56	55	51
Expected return on plan assets	(80)	(73)	(65)
Amortization of prior service cost	5	3	2
Amortization of actuarial loss	14	7	9
Net periodic benefit cost	46	41	38
Other	—	3	—
Total cost	$46	$44	$38

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit cost of our pension plans for the periods presented:

	2012	2011	2010
Discount rate	5.0%	5.5%	5.6%
Expected return on assets	6.8	6.8	7.0
Rate of compensation increase	3.6	3.9	4.0

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our pension plans as of the dates presented:

	December 31,
	2012	2011
Discount rate	4.2%	5.0%
Rate of compensation increase	3.4	3.6

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in our pension plan benefit obligation and the fair value of our plan assets as of the dates presented (in millions):

	December 31,
	2012	2011
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$1,115	$986
Service cost	51	49
Interest cost	56	55
Actuarial loss	166	63
Benefit payments	(31)	(30)
Plan amendments	—	8
Currency translation adjustments	51	(16)
Benefit obligation at end of plan year	$1,408	$1,115
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$1,078	$1,001
Actual gain on plan assets	101	52
Employer contributions	121	68
Benefit payments	(31)	(30)
Currency translation adjustments	50	(13)
Other	(1)	—
Fair value of plan assets at end of plan year	$1,318	$1,078

The following table summarizes the projected benefit obligation (PBO), the accumulated benefit obligation (ABO), and the fair value of plan assets for our pension plans with an ABO in excess of plan assets and for our pension plans with a PBO in excess of plan assets as of the dates presented (in millions):

	December 31,
	2012	2011
Information for plans with an ABO in excess of plan assets:
PBO	$191	$47
ABO	177	41
Fair value of plan assets	106	2
Information for plans with a PBO in excess of plan assets:
PBO	$356	$172
ABO	289	127
Fair value of plan assets	225	105

Funded Status

The following table summarizes the funded status of our pension plans and the amounts recognized in our Consolidated Balance Sheets as of the dates presented (in millions):

	December 31,
	2012	2011
Funded status:
PBO	$(1,408)	$(1,115)
Fair value of plan assets	1,318	1,078
Net funded status	(90)	(37)
Funded status - overfunded	41	30
Funded status - underfunded	$(131)	$(67)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets	$41	$30
Current liabilities	(7)	(7)
Noncurrent liabilities	(124)	(60)
Net amounts recognized	$(90)	$(37)

The ABO for our pension plans as of December 31, 2012 and 2011 was $1.1 billion and $0.9 billion, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the amounts recorded in AOCI which have not yet been recognized as a component of net periodic benefit cost as of the dates presented (pretax; in millions):

	December 31,
	2012	2011
Amounts in AOCI:
Prior service cost	$12	$17
Net losses	438	290
Amounts in AOCI	$450	$307

The following table summarizes the changes in AOCI related to our pension plans for the periods presented (pretax; in millions):

	2012	2011
Reconciliation of AOCI:
AOCI at beginning of plan year	$307	$228
Prior service cost recognized during the year	(5)	(3)
Prior service cost occurring during the year	—	8
Net losses recognized during the year	(14)	(7)
Net losses occurring during the year	145	84
Net adjustments to AOCI	126	82
Currency exchange rate changes	17	(3)
AOCI at end of plan year	$450	$307

The following table summarizes the amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost for the period presented (pretax; in millions):

2013
Amortization of prior service cost	$5
Amortization of net losses	23
Total amortization expense	$28

Pension Plan Assets

We have established formal investment policies for the assets associated with our pension plans. Policy objectives include (1) maximizing long-term return at acceptable risk levels; (2) diversifying among asset classes, if appropriate, and among investment managers; and (3) establishing relevant risk parameters within each asset class. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk, including quality and diversification standards. Asset allocation targets are based on periodic asset liability and/or risk budgeting study results, which help determine the appropriate investment strategies for acceptable risk levels. The investment policies permit variances from the targets within certain parameters.

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

The following table summarizes our weighted average pension asset allocations as of our measurement date for the periods presented and the weighted average expected long-term rates of return by asset category:

	Weighted Average Allocation
	Target	Actual
Asset Category	2013	2012	2011	Weighted Average Expected Long-Term Rate of Return(A)
Equity securities	55%	54%	54%	8.6%
Fixed income securities	32	33	34	2.9
Short-term investments	—	2	—	—
Other investments(B)	13	11	12	7.6
Total	100%	100%	100%	6.7%
___________________________

(A)	The weighted average expected long-term rate of return by asset category is based on our target allocation.

(B)	Other investments generally include hedge funds, real estate funds, and insurance contracts.

The following tables summarize our pension plan assets measured at fair value as of the dates presented (in millions):

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$156	$—	$156	$—
International	551	205	346	—
Fixed income securities:(B)(C)
Common trust funds	9	—	9	—
Corporate bonds and notes	55	—	55	—
Non-U.S. government securities	372	—	372	—
Short-term investments(D)	33	32	1	—
Other investments:
Real estate funds(E)	63	—	63	—
Insurance contracts(F)	21	—	20	1
Derivative funds(G)	9	—	9	—
Hedge funds(H)	49	—	1	48
	$1,318	$237	$1,032	$49

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$57	$—	$57	$—
International	524	173	351	—
Common trust funds	1	—	1	—
Fixed income securities:(B)(C)
Common trust funds	78	—	78	—
Corporate bonds and notes	17	—	17	—
Non-U.S. government securities	275	—	275	—
Short-term investments(D)	4	2	2	—
Other investments:
Real estate funds(E)	56	—	56	—
Insurance contracts(F)	22	—	20	2
Hedge funds(H)	44	—	—	44
	$1,078	$175	$857	$46
_______________________

(A)
Equity securities are comprised of the following investment types: (1) common stock; (2) preferred stock; and (3) common trust funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in common trust funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date (as of December 31, 2012, it is not probable that we will sell these investments at an amount other than net asset value).

(B)
The underlying investments held in common trust funds are actively managed fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date (as of December 31, 2012, it is not probable that we will sell these investments at an amount other than net asset value).

(C)
Investments other than those held in common trust funds are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data.

(D)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.

(E)
Real estate funds are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date (as of December 31, 2012, it is not probable that we will sell these investments at an amount other than net asset value).

(F)	Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance adjusted for investment returns and changes in cash flows.

(G)
The value of this derivative fund is determined on a daily basis by considering the value of the underlying investments within the overall investment fund, and is based on the net asset value per share multiplied by the number of shares held as of the measurement date (as of December 31, 2012, it is not probable that we will sell these investments at an amount other than net asset value).

(H)
Hedge funds are held in private investment funds. These investments are valued based primarily on the net asset value, which is provided by the management of each private investment fund, multiplied by the number of shares held as of the measurement date, net of any accrued management and incentive fees due to the fund managers (as of December 31, 2012, it is not probable that we will sell these investments at an amount other than net asset value).

The following table summarizes the changes in our Level 3 (fair value) pension plan assets for the periods presented (in millions):

	Hedge Funds	Insurance Contracts
Balance as of January 1, 2010	$—	$3
Purchases, sales, issuances, and settlements, net	—	(1)
Balance as of December 31, 2010	—	2
Transfers into Level 3 - net(A)	26	—
Asset purchases	19	1
Asset settlements	—	(1)
Translation	(1)	—
Balance as of December 31, 2011	$44	$2
Actual return on plan assets still held at year end	2	—
Asset settlements	—	(1)
Translation	2	—
Balance as of December 31, 2012	$48	$1
__________________________

(A)	Transfer into Level 3 was performed on January 1, 2011.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension plans for the years ended December 31, 2012 and 2011, as well as our projected contributions for the year ending December 31, 2013 (in millions):

	Actual(A)		Projected(A)
	2012	2011	2013
Total pension contributions	$121	$68	$65
___________________________

(A)
These amounts represent only contributions made by CCE. During 2012, we contributed incremental amounts totaling $65 million to our Great Britain defined benefit pension plan to improve the funded status of this plan.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts. The following table summarizes our expected future benefit payments as of December 31, 2012 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)
2013	$33
2014	33
2015	32
2016	34
2017	38
2018 - 2022	254
___________________________

(A)	These amounts represent only payments funded by CCE and are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all of our employees in France, Norway, and the U.S., and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $16 million, $14 million, and $8 million in 2012, 2011, and 2010, respectively. The increase in contributions in 2011 was primarily due to the inclusion of a full year of contributions made to the defined contribution plan in Norway, which was acquired during the fourth quarter of 2010, and the establishment of a defined contribution plan covering our U.S.-based employees as of January 1, 2011.

Note 10
TAXES

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in our deferred tax liabilities and assets. The following table summarizes the significant components of income tax expense for the periods presented (in millions):

	2012	2011	2010
Current:
U.S.	$114	$107	$8
Europe and Canada	178	210	120
Total current	$292	$317	$128
Deferred:
U.S.	$(54)	$(82)	$(9)
Europe and Canada	(16)	14	29
Rate and law changes	(62)	(53)	(26)
Total deferred	(132)	(121)	(6)
Income tax expense	$160	$196	$122

Our effective tax rate was 19 percent, 21 percent, and 16 percent for the years ended December 31, 2012, 2011, and 2010, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal tax rate to our actual income tax expense for the periods presented (in millions):

	2012	2011	2010
U.S. federal statutory tax expense	$293	$331	$261
Taxation of foreign operations, net(A)	(142)	(157)	(113)
U.S. taxation of foreign earnings, net of tax credits	53	42	5
Nondeductible items	14	29	(5)
Rate and law change benefit, net(B)(C)(D)(E)(F)	(62)	(53)	(26)
Other, net	4	4	—
Total provision for income taxes	$160	$196	$122
___________________________

(A)
Our effective tax rate reflected the benefit of having all of our operations outside the U.S., which are taxed at statutory rates lower than the statutory U.S. rate of 35 percent, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

(B)
During the third quarter of 2012, the United Kingdom enacted a tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we recognized a deferred tax benefit of $50 million during the third quarter of 2012 to reflect the impact of this change on our deferred taxes.

(C)
During the fourth quarter of 2012, Sweden enacted a tax rate reduction of 4.3 percentage points. As a result, we recognized a deferred tax benefit of $20 million during the fourth quarter of 2012 to reflect this change in our deferred taxes.

(D)
During the fourth quarter of 2012, Belgium enacted a tax law change. As a result, we recognized a valuation allowance of $8 million during the fourth quarter of 2012 to reflect the impact of this change on our deferred taxes.

(E)
During the third quarter of 2011, the United Kingdom enacted a tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. As a result, we recognized a deferred tax benefit of $53 million during the third quarter of 2011 to reflect this change in our deferred taxes.

(F)
During the third quarter of 2010, the United Kingdom enacted a tax rate reduction of 1 percentage point effective April 1, 2011. As a result, we recognized a deferred tax benefit of $25 million during the third quarter of 2010 to reflect this change in our deferred taxes.

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
U.S. federal, state, and local	2010 – forward
Belgium, France, and United Kingdom	2010 – forward
Luxembourg and the Netherlands	2008 – forward
Sweden	2007 – forward
Norway	2002 – forward

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of the dates presented (in millions):

	December 31,
	2012	2011
Deferred tax liabilities:
Franchise license and other intangible assets	$1,008	$1,033
Property, plant, and equipment	176	183
Total deferred tax liabilities	1,184	1,216
Deferred tax assets:
Net operating loss and other carryforwards	(32)	(22)
Employee and retiree benefit accruals	(91)	(43)
Foreign tax credit carryforwards	(169)	(100)
Other, net	(29)	(20)
Total deferred tax assets	(321)	(185)
Valuation allowances on deferred tax assets	25	14
Net deferred tax liabilities	888	1,045
Current deferred income tax assets(A)	37	28
Noncurrent deferred income tax assets(B)	203	118
Noncurrent deferred income tax liabilities	1,128	1,191
Net deferred tax liabilities	$888	$1,045
___________________________

(A)	Amounts are included in other current assets on our Consolidated Balance Sheets.

(B)	Amounts are included in other noncurrent assets on our Consolidated Balance Sheets.

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. As of December 31, 2012 and 2011, we had valuation allowances of $25 million and $14 million, respectively. The year-over-year increase in our valuation allowance was primarily related to a corporate income tax law change in Belgium. We believe our remaining deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law. As of December 31, 2012, our net tax operating loss carryforwards totaled $193 million, of which $12 million expire in the years between 2030 and 2032, and the remainder do not expire.

Repatriation of Foreign Earnings

In December 2012, we repatriated to the U.S. $450 million of our 2012 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2012 foreign earnings that were not repatriated in 2012, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions.

In December 2011, we repatriated to the U.S. $450 million of our 2011 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2011 foreign earnings that were not repatriated in 2011, will continue to remain permanently reinvested.

During 2013, we expect to repatriate to the U.S. a portion of our 2013 foreign earnings to satisfy our 2013 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2013 foreign earnings and our actual 2013 U.S.-based cash flow needs.

We had approximately $1.5 billion in cumulative undistributed foreign historical earnings as of December 31, 2012. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these foreign historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Tax Sharing Agreement with TCCC

As part of the Merger, we entered into a TSA with TCCC. Under the TSA among us, Legacy CCE, and TCCC, we agreed to indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to us, generally for taxes related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA and, in certain situations, we will pay to TCCC (1) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (2) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by CCE in connection with the conduct of our business or outside the ordinary course of business or that are otherwise inconsistent with past practice; and (3) the difference (if any) between the amount of certain tax benefits intended to be available to Legacy CCE following the Merger and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes.

We are unable to estimate our maximum potential liability under this indemnification, as the amounts are dependent on the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. We estimated the fair value of our indemnification obligation under the TSA at its inception to be approximately $38 million, of which $10 million related to items we determined were probable as of the date of the Merger. The offset to the initial recognition of this liability was recorded to APIC on our Consolidated Balance Sheets, since the indemnification was issued in conjunction with the Agreement. As of December 31, 2012, the unamortized liability related to this indemnification was $26 million, of which $21 million is recorded in accounts payable and accrued expenses, and $5 million is recorded in other noncurrent liabilities on our Consolidated Balance Sheets. These amounts are classified as current or long-term, depending on when the underlying indemnified item is expected to be settled or to expire.

During the third quarter of 2011, we settled certain outstanding amounts under the TSA, which resulted in a payment to us from TCCC of $23 million. In the future, there could be additional tax items related to the Merger that require cash settlements under the TSA as tax audits are resolved and refund claims are pursued by both us and TCCC.

Other

In August 2012, France enacted a three percent surtax on dividends and certain other distributions paid on or after August 17, 2012 by French entities and foreign entities subject to corporate income tax in France. This surtax applies to any distributions made by our French entities to any entity that is based outside France, including our consolidated subsidiaries. We have elected to recognize this incremental tax only when one of our French subsidiaries declares a dividend to a non-French entity. If such a dividend is declared by our French entities, we will be required to pay additional taxes on the distribution at a rate of three percent, and this amount will be recorded as income tax in the period that the dividend is declared. As of the end of 2012, we have undistributed retained earnings in France of $393 million that would be subject to this tax if distributed. If all of these undistributed retained earnings were to be declared as dividends, we would be subject to additional income taxes of approximately $12 million.

Note 11
SHARE-BASED COMPENSATION PLANS

Share-Based Payment Awards Prior to the Merger

Certain of our current employees participated in share-based compensation plans sponsored by Legacy CCE prior to the Merger. These plans provided the employees with non-qualified share options to purchase Legacy CCE’s stock or restricted share units of Legacy CCE’s stock. Some of the awards contained performance or market conditions that were based on the stock price or performance of Legacy CCE. Prior to the Merger, compensation expense related to these share-based payment awards was included in our Consolidated Statements of Income based on specific identification for Legacy CCE’s European employees, and for Legacy CCE’s corporate employees based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented.

On the effective date of the Merger, our employees had their Legacy CCE share-based awards converted into share-based payment awards of our common stock. Such awards were converted in a manner that provided the employee with the same intrinsic value in our share-based awards as the employee had in Legacy CCE share-based awards immediately prior to the effective date of the Merger. Service vesting requirements of converted share-based awards still need to be satisfied for the awards to vest. On October 2, 2010, our employees had their outstanding Legacy CCE share-based awards converted into approximately 9.5 million share options and 4.2 million restricted shares (units) of our common stock. These amounts included all share-based awards issued by Legacy CCE to its employees in Europe and the share-based awards held by certain Legacy CCE corporate employees who became our employees.

Share-Based Payment Awards Following the Merger

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted share units, some with performance and/or market conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. During the years ended December 31, 2012 and 2011, and the fourth quarter of 2010, compensation expense related to our share-based payment awards totaled $35 million, $43 million, and $10 million, respectively, including expense related to the portion of converted share-based payment awards unvested as of the date of the Merger.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest ratably over a period of 36 months; and (3) expire 10 years from the date of grant. Generally, when options are exercised, we issue new shares rather than issuing treasury shares.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the periods presented:

Grant-Date Fair Value	2012	2011	Fourth Quarter 2010
Share options with service conditions	$5.67	$5.39	$5.92
Assumptions:
Dividend yield(A)	2.25%	2.00%	1.70%
Expected volatility(B)	25.0%	25.0%	27.5%
Risk-free interest rate(C)	0.9%	1.4%	1.6%
Expected life(D)	6.0 years	6.5 years	6.5 years
___________________________

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

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

The following table summarizes our share option activity for the periods presented (shares in thousands):

	2012		2011		Fourth Quarter 2010
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year(A)(B)	9,354	$15.89	9,426	$13.69	9,526	$11.92
Granted	1,185	30.79	1,256	26.15	1,194	24.42
Exercised(C)	(1,663)	12.47	(1,288)	9.83	(1,269)	10.57
Forfeited, expired, or canceled	(30)	17.49	(40)	13.48	(25)	12.14
Outstanding at end of year	8,846	18.53	9,354	15.89	9,426	13.69
Options exercisable at end of year	6,598	15.20	6,755	13.24	5,845	13.11
___________________________

(A)	The fourth quarter 2010 beginning outstanding balance represents the share options converted on October 2, 2010.

(B)	The total intrinsic value of options converted on October 2, 2010 was $94 million.

(C)	The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011, and the fourth quarter of 2010 was $28 million, $22 million, and $18 million, respectively.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2012 (shares in thousands):

	Outstanding			Exercisable
Ranges of Exercise Price	Options Outstanding(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 6.00 to $ 10.00	1,167	5.83	$6.75	1,167	5.83	$6.75
10.01 to 14.00	1,283	6.84	13.13	1,283	6.84	13.13
14.01 to 19.00	2,910	3.40	15.24	2,910	3.40	15.24
Over 24.00	3,486	8.87	27.19	1,238	8.28	25.18
	8,846	6.37	18.53	6,598	5.41	15.20
___________________________

(A)	As of December 31, 2012, the aggregate intrinsic value of options outstanding and options exercisable was $117 million and $109 million, respectively.

As of December 31, 2012, we had approximately $11 million of unrecognized compensation expense related to our unvested share options (including converted awards). We expect to recognize this compensation expense over a weighted average period of 1.6 years.

Restricted Share Units

Our restricted share units generally vest upon continued employment for a period of at least 42 months and the attainment of certain market conditions and performance targets. Our restricted share unit awards entitle the participant to hypothetical dividends (which are paid only if the restricted share units vest), but not voting rights. Unvested restricted share units are restricted as to disposition and subject to forfeiture.

We granted 0.7 million, 0.8 million, and 1.3 million restricted share units during the years ended December 31, 2012 and 2011, and the fourth quarter of 2010, respectively. Approximately 0.5 million, 0.6 million, and 0.9 million of the restricted share units granted in 2012, 2011, and the fourth quarter of 2010, respectively, were performance share units (PSUs) for which the ultimate number of shares earned is determined at the end of the stated performance period. The PSUs granted in 2012 also contain a market condition that adjust the number of PSUs otherwise earned based on our 2013 EPS results. Specifically, the percentage of the target PSUs earned based on EPS growth will be adjusted (upward or downward) based on our Total Shareholder Return (TSR) performance, as compared to the TSR of the companies in the S&P 500 at the beginning and end of 2013.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted share units granted during the periods presented:

Grant-Date Fair Value	2012	2011	Fourth Quarter 2010
Restricted share units with service conditions	$30.85	$26.31	$24.47
Restricted share units with service and performance conditions	28.32	26.11	24.68
Restricted share units with service, performance, and market conditions(A)	31.99	n/a	n/a
Assumptions:
Dividend yield(B)	2.25%	2.00%	1.70%
Expected volatility(C)	25.0%	25.0%	27.5%
Risk-free interest rate(D)	0.9%	1.4%	1.6%
___________________________

(A)	We have determined the grant-date fair value for these awards using a Monte Carlo simulation model since they are subject to a market condition.

(B)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(C)
The expected volatility was determined by using a combination of the historical volatility of our stock (as well as Legacy CCE’s stock for periods prior to the Merger), the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(D)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

The following table summarizes our restricted share units award activity during the periods presented (shares in thousands):

	Restricted Share Units	Weighted Average Grant- Date Fair Value	Performance Share Units	Weighted Average Grant- Date Fair Value
Converted at October 2, 2010	1,066	$11.31	3,180	$10.59
Granted	399	24.47	935	24.68
Vested(A)	(177)	12.43	(41)	8.52
Forfeited or canceled	(189)	10.81	(18)	9.90
Performance Adjustment(B)	n/a	n/a	3,161	10.52
Outstanding at December 31, 2010	1,099	15.99	7,217	12.41
Granted	210	26.14	560	26.11
Vested(A)	(386)	9.59	(1,159)	17.01
Forfeited or canceled	(14)	21.72	(14)	16.21
Performance Adjustment(C)	n/a	n/a	406	24.65
Outstanding at December 31, 2011	909	20.96	7,010	13.45
Granted	195	30.85	500	31.99
Vested(A)	(539)	18.49	(3,203)	6.84
Forfeited or canceled	(14)	23.54	(15)	21.60
Performance Adjustment(D)	n/a	n/a	(249)	25.85
Outstanding at December 31, 2012(E)	551	26.80	4,043	20.26
___________________________

(A)
The total fair value of restricted share units that vested during the years ended December 31, 2012 and 2011, and the fourth quarter of 2010 was $113 million, $43 million, and $5 million, respectively.

(B)
Based on our financial results for the performance period, our 2007 performance share units were paid out at 200 percent of the target award. Our 2009 performance share units will pay out at 200 percent of the target award; however, the ultimate vesting of our 2009 performance share units is subject to the participant satisfying the remaining service condition of the award.

(C)
Based on our financial results for the performance period, our 2010 performance share units will pay out at 177 percent of the target award. The ultimate vesting of these performance share units is subject to the participant satisfying the remaining service condition of the award.

(D)
Based on our financial results for the performance period, our 2011 performance share units will pay out at 56 percent of the target award. The ultimate vesting of these performance share units is subject to the participant satisfying the remaining service condition of the award.

(E)
The target awards for our performance share units are included in the preceding table and are adjusted, as necessary, in the period that the performance and/or market conditions are satisfied. The minimum, target, and maximum awards for our 2012 performance share units outstanding as of December 31, 2012 were 0.25 million, 0.5 million, and 1.0 million, respectively.

As of December 31, 2012, we had approximately $37 million in total unrecognized compensation expense related to our restricted share unit awards (including converted awards) based on our current expectations for payout of our performance share units. We expect to recognize this compensation cost over a weighted average period of 1.8 years.

Shares Available for Future Grant

The following table summarizes the shares available for future grant as of December 31, 2012 that may be used to grant share options and/or restricted share units (in millions):

Shares Available for Future Grant
Performance share units at current expected payout	12.3

Note 12
EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share. As part of the Merger, outstanding shares of common stock of Coca-Cola Enterprises Inc., excluding shares held by TCCC, were converted into the right to receive one share of our common stock and $10.00 in cash consideration per share. Immediately following the Merger, 339,064,025 shares of common stock, par value $0.01 per share, of CCE were outstanding. Therefore, for periods prior to the Merger, we used 339,064,025 as our number of basic shares outstanding for the purpose of calculating our basic earnings per share. For periods prior to the Merger, we did not reflect the effect of dilutive shares because there were not any potentially dilutive securities of CCE outstanding (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful). Subsequent to the Merger, share-based payment awards that are contingently issuable upon the achievement of a specified performance condition are included in our diluted earnings per share calculation in the period in which the condition is satisfied.

The following table summarizes our basic and diluted earnings per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2012	2011	2010(A)
Net income	$677	$749	$624
Basic weighted average shares outstanding	294	319	339
Effect of dilutive securities(B)	7	8	1
Diluted weighted average shares outstanding	301	327	340
Basic earnings per share	$2.30	$2.35	$1.84
Diluted earnings per share	$2.25	$2.29	$1.83
___________________________

(A)
The basic weighted average shares outstanding for the year ended December 31, 2010 was computed as follows: for periods prior to the Merger, we used 339,064,025 as our number of basic weighted average shares outstanding, which represents the number of our shares outstanding immediately following the Merger. For the fourth quarter, we used the weighted average number of shares and participating securities outstanding during that period. For our calculation of diluted weighted average shares outstanding, no dilutive securities were outstanding in periods prior to the Merger.

(B)
For the years ended December 31, 2012, 2011, and 2010, outstanding options to purchase 1.5 million, 2.3 million, and 2.5 million shares, respectively, were excluded from the diluted earnings per share calculation because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding and unvested restricted share units was included in the effect of dilutive securities. Prior to the Merger, we did not have any potentially dilutive securities (as we did not have any outstanding equity awards prior to the Merger, and estimating dilution using the treasury stock method is not practical or meaningful).

During 2012, we paid dividends of $187 million. In February 2012, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.16 per share beginning in the first quarter of 2012. In February 2013, our Board of Directors approved a 25 percent increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.

We have 100 million shares of preferred shares authorized. As of December 31, 2012, 2011, and 2010, there were no preferred shares outstanding.

Note 13
OPERATING SEGMENT

We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales in 2012, 2011, or 2010.

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

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
2012:
Net sales(A)	$8,062	$—	$8,062
Operating income (loss)(B)	1,073	(145)	928
Interest expense—third party	—	94	94
Depreciation and amortization	305	30	335
Long-lived assets(C)(D)	6,435	313	6,748
Capital asset investments	360	18	378
2011:
Net sales(A)	$8,284	$—	$8,284
Operating income (loss)(B)	1,195	(162)	1,033
Interest expense—third party	—	85	85
Depreciation and amortization	297	24	321
Long-lived assets(C)(D)	6,162	246	6,408
Capital asset investments	343	33	376
2010:
Net sales(A)	$6,714	$—	$6,714
Operating income (loss)(B)	994	(184)	810
Interest expense—third party	—	30	30
Interest expense—Coca-Cola Enterprises Inc.	—	33	33
Depreciation and amortization	252	12	264
Long-lived assets(C)	6,272	94	6,366
Capital asset investments(E)	270	21	291
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of our total net sales for the periods presented:

	2012	2011	2010
Net sales:
Great Britain	34%	34%	38%
France	30	29	31
Belgium	15	16	18
The Netherlands	8	9	10
Norway	7	7	2
Sweden	6	5	1
Total	100%	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $4 million, $3 million, and $8 million during 2012, 2011, and 2010, respectively. As of December 31, 2012, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $5 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 5.

(C)	The following table summarizes the percentage of net property, plant, and equipment by country and our Corporate segment as of the dates presented:

	December 31,
	2012	2011
Property, plant, and equipment, net:
Great Britain	33%	32%
France	21	21
Belgium	20	21
Norway	9	8
The Netherlands	7	7
Sweden	7	7
Corporate	3	4
Total	100%	100%

(D)	Amounts disclosed as long-lived assets in our Corporate segment for 2012 and 2011 include $203 million and $118 million, respectively, related to deferred income tax assets.

(E)	Prior to the Merger, our capital asset investments included only those related to Legacy CCE's Europe operating segment.

Note 14
RESTRUCTURING ACTIVITIES

The following table summarizes our restructuring costs by segment for the periods presented (in millions):

	2012	2011	2010
Europe(A)	$85	$19	$5
Corporate(B)	—	—	9
Total	$85	$19	$14
___________________________

(A)	Prior to the Merger, these amounts represent restructuring costs incurred by Legacy CCE’s Europe operating segment.

(B)
Prior to the Merger, these amounts represent restructuring costs recorded by Legacy CCE’s corporate segment that were specifically incurred on behalf of Legacy CCE’s Europe operating segment. These amounts do not include costs related to global Legacy CCE projects recorded by Legacy CCE’s corporate segment that were allocated to us based on the percentage of our relative sales volume to total Legacy CCE sales volume for the periods presented. Refer to Note 3.

Business Transformation Program

In October 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.

We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During 2012, we recorded nonrecurring restructuring charges under this program totaling $46 million. All nonrecurring restructuring charges related to this program are included in SD&A on our Consolidated Statements of Income.

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Other	Total
Balance as of January 1, 2012	$—	$—	$—
Provision	41	5	46
Cash payments	—	(2)	(2)
Noncash items	—	(2)	(2)
Balance as of December 31, 2012	$41	$1	$42

Norway Business Optimization

In early 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project includes changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. We expect the transition to result in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project is scheduled to be completed by December 31, 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During 2012, we recorded nonrecurring restructuring charges totaling $39 million under this project. As of December 31, 2012, we had invested $37 million in cumulative capital expenditures under this project. The nonrecurring restructuring charges are included in SD&A expenses on our Consolidated Statements of Income.

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Other(B)	Total
Balance as of January 1, 2012	$—	$—	$—	$—
Provision	5	18	16	39
Cash payments	(2)	—	(12)	(14)
Noncash items	—	(18)	—	(18)
Balance as of December 31, 2012	$3	$—	$4	$7
___________________________

(A)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

(B)	These charges primarily relate to program management and consulting costs, as well as costs related to external warehousing and operational inefficiencies during the transition period.

Note 15
SHARE REPURCHASES

In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1 billion, as part of a publicly announced program. This program was completed at the end of 2011, and resulted in the repurchase of $1 billion in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1 billion, subject to the cumulative 65 million share repurchase limit. This program was completed at the end of 2012, and resulted in the repurchase of $780 million in outstanding shares, representing 27.1 million shares at an average price of $28.81 per share.

In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. We currently expect to purchase at least $500 million in outstanding shares during 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases.

Note 16
ACQUISITION OF NORWAY AND SWEDEN BOTTLING OPERATIONS

On October 2, 2010, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden, pursuant to the Norway-Sweden SPA, for a purchase price of $872 million, including a purchase price adjustment of $50 million related to working capital and EBITDA (as defined; refer to Note 1). These operations serve approximately 14 million people across Norway and Sweden and have allowed us to further expand our operations across Western Europe.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in millions):

Assets and Liabilities	Amounts
Current assets(A)	$210
Property, plant, and equipment	357
Franchise license intangible assets(B)	496
Customer relationships(C)	23
Other noncurrent assets	1
Current liabilities	(183)
Noncurrent liabilities	(158)
Net assets acquired	746
Goodwill(D)	126
Total purchase price	$872
___________________________

(A)	Current assets included cash and cash equivalents of $72 million, trade accounts receivable of $73 million, inventories of $48 million, and other current assets of $17 million.

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

The bottling operations in Norway and Sweden have been included in our Consolidated Financial Statements from October 2, 2010, and contributed $222 million in net sales and $6 million in operating income during the fourth quarter of 2010.

Note 17
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the periods presented (in millions, except per share data):

2012	First(A)	Second(B)	Third(C)	Fourth(D)(E)	Full Year
Net sales	$1,868	$2,208	$2,070	$1,916	$8,062
Gross profit	656	807	775	662	2,900
Operating income	171	301	306	150	928
Net income	109	205	263	100	677
Basic earnings per share(F)	$0.36	$0.68	$0.91	$0.35	$2.30
Diluted earnings per share(F)	$0.35	$0.67	$0.89	$0.34	$2.25

2011	First(A)	Second(B)	Third(C)	Fourth(D)(E)	Full Year
Net sales	$1,844	$2,407	$2,140	$1,893	$8,284
Gross profit	661	894	808	667	3,030
Operating income	164	359	330	180	1,033
Net income	106	246	284	113	749
Basic earnings per share(F)	$0.32	$0.76	$0.90	$0.37	$2.35
Diluted earnings per share(F)	$0.31	$0.74	$0.88	$0.36	$2.29
___________________________
The following items included in our reported results affected the comparability of our year-over-year quarterly financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability).

(A)
Net income in the first quarter of 2012 included (1) net mark-to-market gains totaling $4 million ($3 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $8 million ($6 million net of tax, or $0.02 per diluted share) related to restructuring activities.

Net income in the first quarter of 2011 included (1) net mark-to-market gains totaling $5 million ($4 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $14 million ($10 million net of tax, or $0.03 per diluted share) related to restructuring activities.

(B)
Net income in the second quarter of 2012 included (1) net mark-to-market losses totaling $13 million ($9 million net of tax, or $0.03 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $14 million ($10 million net of tax, or $0.03 per diluted share) related to restructuring activities.

Net income in the second quarter of 2011 included (1) net mark-to-market losses totaling $3 million ($2 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $1 million ($1 million net of tax) related to restructuring activities; and (3) charges totaling $5 million ($4 million net of tax, or $0.01 per diluted share) related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger.

(C)
Net income in the third quarter of 2012 included (1) net mark-to-market gains totaling $12 million ($7 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $12 million ($8 million net of tax, or $0.03 per diluted share) related to restructuring activities; and (3) a deferred tax benefit of $50 million ($0.17 per diluted share) due to the enactment of tax rate reductions in the United Kingdom.

Net income in the third quarter of 2011 included (1) net mark-to-market losses totaling $4 million ($3 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $1 million related to restructuring activities; and (3) a deferred tax benefit of $53 million ($0.16 per diluted share) due to a tax rate reduction in the United Kingdom.

(D)
Net income in the fourth quarter of 2012 included (1) net mark-to-market losses totaling $7 million ($5 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $51 million ($38 million net of tax, or $0.13 per diluted share) related to restructuring activities; and (3) a net deferred tax benefit of $12 million ($0.04 per diluted share) due to the enactment of a tax rate reduction in Sweden, partially offset by the impact of a tax law change in Belgium.

Net income in the fourth quarter of 2011 included (1) net mark-to-market losses totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and (2) charges totaling $3 million ($2 million net of tax) related to restructuring activities.
(E)    There was one additional selling day in the fourth quarter of 2012 versus the fourth quarter of 2011.

(F)
Basic and diluted net earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income per share reported for the year.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A report of management on our internal control over financial reporting as of December 31, 2012 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8—Financial Statements and Supplementary Data” in this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our shareowners to be held on April 23, 2013 (our “2013 Proxy Statement”) under the heading “Governance of the Company — Current Board of Directors and Nominees for Election” and is incorporated into this report by reference.

Set forth below is information as of February 8, 2013, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	64
Chairman and Chief Executive Officer since October 2010. Prior to that, he served as Chairman and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2008 to October 2010, and President and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2006 to April 2008.

William W. Douglas III	52
Executive Vice President and Chief Financial Officer since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Executive Vice President and Chief Financial Officer from April 2008 to October 2010; and Senior Vice President and Chief Financial Officer from June 2005 to April 2008.

John R. Parker, Jr.	61
Senior Vice President, General Counsel and Strategic Initiatives since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Senior Vice President, General Counsel and Strategic Initiatives from June 2008 to October 2010; and Senior Vice President, Strategic Initiatives for North America from July 2005 to June 2008.

Hubert Patricot	53
Executive Vice President and President, European Group since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Executive Vice President and President, European Group from July 2008 to October 2010; and General Manager and Vice President of CCE Great Britain from January 2008 to July 2008.

Suzanne D. Patterson	51
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

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2013 Proxy Statement under the headings “Security Ownership of Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit

Committee and the Audit Committee Financial Experts is in our 2013 Proxy Statement under the heading “Proposal 1: Election of Directors — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

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

Information about director compensation is in our 2013 Proxy Statement under the heading “Governance of the Company — Director Compensation” and “Proposal 1: Election of Directors — Committees of the Board — Human Resources and Compensation Committee,” and information about executive compensation is in our 2013 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2013 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2013 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us and certain related persons is in our 2013 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2013 Proxy Statement under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Income — Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011, and 2010.

Consolidated Balance Sheets — December 31, 2012 and 2011.

Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2012, 2011, and 2010.

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
among Coca-Cola Enterprises, Inc.,
Coca-Cola Refreshments USA, Inc.,
The Coca-Cola Company and Cobalt Subsidiary LLC.
Exhibit 2.1 to our Current Report on Form 8-K, filed September 7, 2010.

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2010.

3.2	Bylaws of Coca-Cola Enterprises, Inc.	Exhibit 3.2 to our Proxy Statement/Prospectus in Amendment No. 3 to Registration Statement on Form S-4 (333-167067) filed on August 19, 2010.

4.1	Form of Indenture between International CCE Inc. and Deutsche Bank Trust Company Americas, as Trustee.	Exhibit 4.1 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (333-168565) filed on September 1, 2010.

4.2	Form of 2.125% Notes due 2015.	Exhibit 4.1 to our Current Report on Form 8-K filed on September 14, 2010.

4.3	Form of 3.500% Notes due 2020.	Exhibit 4.2 to our Current Report on Form 8-K filed on September 14, 2010.

4.4	Form of 1.125% Notes due 2013.	Exhibit 4.1 to our Current Report on Form 8-K filed on November 12, 2010.

4.5	Form of 2.000% Notes due 2016.	Exhibit 4.1 to our Current Report on Form 8-K filed on August 19, 2011.

4.6	Form of 3.250% Notes due 2021.	Exhibit 4.2 to our Current Report on Form 8-K filed on August 19, 2011.

4.7	Form of 4.500% Notes due 2021.	Exhibit 4.1 to our Current Report on Form 8-K filed on February 18, 2011.

4.8	Form of Floating Rate Notes due 2014.	Exhibit 4.2 to our Current Report on Form 8-K filed on February 18, 2011.

10.1	Coca-Cola Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors (Effective October 2, 2010).*	Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.2	Coca-Cola Enterprises, Inc. Supplemental Savings Plan (As Amended and Restated Effective December 18, 2012).*	Filed herewith.

10.3	Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc.*	Exhibit 10.2 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.4	Employment Agreement between William Douglas and Coca-Cola Enterprises, Inc.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.5	Employment Agreement between John Parker and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.6	Employment Agreement between Suzanne D. Patterson and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.7	Employment Agreement between Hubert Patricot and Coca-Cola Enterprises Europe, Ltd.	Filed herewith.

10.8.1	Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: February 9, 2012).

10.8.2	Form of Performance Share Unit Agreement For Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Filed herewith.

10.8.3
Form of Performance Share Unit Agreement For Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*
Filed herewith.

10.8.4	Form of Stock Option Agreement For Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Filed herewith.

10.8.5	Form of Stock Option Agreement For Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Filed herewith.

10.9.1	The Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (Effective October 2, 2010).*	Exhibit 4.1 to our Registration Statement on Form S-8 (Date of Report: October 4, 2010).

10.9.2	Form of Stock Option Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.3	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.4	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan and the 2010 UK Approved Option Subplan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.5	Form of Restricted Stock Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.6	Form of Restricted Stock Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.7	Form of Performance Share Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.9.8	Form of Performance Share Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.10.1	The Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan As Amended and Restated (Effective December 14, 2010).*	Exhibit 10.9.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.10.2	Form of Stock Option Agreement (Senior Officers) in connection with the 2001 Stock Option Plan.	Exhibit 99.1 to our Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: December 13, 2004).

10.10.3	Form of Stock Option Agreement in connection with the 2001 Stock Option Plan and 2001 Stock Option Plan for French Employees.*	Exhibit 10.14.4 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.10.4	Form of Stock Option Agreement (Senior Officers Residing in the United Kingdom) in connection with the 2001 Stock Option Plan and the 2002 United Kingdom Approved Stock Option Subplan.* †	Exhibit 10.14.5 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.10.5	Form of Stock Option Agreement for Nonemployee Directors in connection with the 2004 Stock Award Plan.* †	Exhibit 99.3 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.10.6	Form of 2005 Stock Option Agreement in connection with the 2004 Stock Award Plan.* †	Exhibit 99.2 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.10.7	Form of 2006 Stock Option Agreement (Chief Executive Officer) in connection with 2004 Stock Award Plan.* †	Exhibit 10.1 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.10.8	Form of 2006 Stock Option Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.* †	Exhibit 10.3 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.10.9	Form of 2007 Stock Option Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.31 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.10.10	Form of 2007 Stock Option Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan.* †	Exhibit 10.32 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.10.11	Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.* †	Exhibit 10.16.4 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.10.12	Form of 2007 Restricted Stock Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).* †	Exhibit 10.16.7 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.10.13	Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.* †	Exhibit 10.16.12 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.10.14	Form of Performance Share Unit Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Award Incentive Plan for Awards after October 29, 2008.* †	Exhibit 10.16.13 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.11	The Coca-Cola Enterprises, Inc. Executive Long-Term Disability Plan (Effective October 2, 2010).*	Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.12
Five Year Credit Agreement, dated as of September 2012, among Coca-Cola Enterprises, Inc., and the lenders party thereto, Citibank N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint book managers.
Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2012 filed on October 26, 2012.

10.13	Transition Services Agreement dated as of October 2, 2010 among Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.1 to our Current Report on Form 8-K filed on October 5, 2010.

10.14
Form of Bottler's Agreement made and entered into with effect from October 2, 2010, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.2 to our Current Report on Form 8-K filed on October 5, 2010.

10.15	Incidence Pricing Agreement dated as of October 2, 2010 between Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.3 to our Current Report on Form 8-K filed on October 5, 2010.

10.16
Form of Corporate Name Letter dated as of October 2, 2010 by and among Coca-Cola Enterprises, Inc., The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.4 to our Current Report on Form 8-K filed on October 5, 2010.

10.17	Tax Sharing Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., and The Coca-Cola Company.	Exhibit 10.5 to our Current Report on Form 8-K filed on October 5, 2010.

10.18	Employee Matters Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., and The Coca-Cola Company.	Exhibit 10.6 to our Current Report on Form 8-K filed on October 5, 2010.

10.19	Trust Deed and Rules of the Coca-Cola Enterprises UK Employee Share Plan.	Exhibit 4.2 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.20	Rules of the Coca-Cola Enterprises Belgium/Coca-Cola Enterprises Services Belgian and Luxembourg Stock Savings Plan.	Exhibit 4.3 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.21	Form of Director Indemnification Agreement.	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

12	Statement re: computation of ratios.	Filed herewith.

21	Subsidiaries of Coca-Cola Enterprises, Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
___________________________

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).
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

Date: February 8, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. BROCK	Chairman and Chief Executive Officer	February 8, 2013
(John F. Brock)

/s/ WILLIAM W. DOUGLAS III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 8, 2013
(William W. Douglas III)

/s/ SUZANNE D. PATTERSON	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	February 8, 2013
(Suzanne D. Patterson)

*	Director	February 8, 2013
(Jan Bennink)

*	Director	February 8, 2013
(Calvin Darden)

*	Director	February 8, 2013
(L. Phillip Humann)

*	Director	February 8, 2013
(Orrin H. Ingram, II)

*	Director	February 8, 2013
(Thomas H. Johnson)

*	Director	February 8, 2013
(Suzanne B. Labarge)

*	Director	February 8, 2013
(Véronique Morali)

*	Director	February 8, 2013
(Andrea Saia)

*	Director	February 8, 2013
(Garry Watts)

*	Director	February 8, 2013
(Curtis R. Welling)

*	Director	February 8, 2013
(Phoebe A. Wood)

*By:	/s/ JOHN R. PARKER, JR
John R. Parker, Jr
Attorney-in-Fact