Form 10-Q
period 2013-03-29
COCA-COLA ENTERPRISES, INC.
filed 2013-04-25
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013
or

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
274,042,723 Shares of $0.01 Par Value Common Stock as of March 29, 2013

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	First Quarter
	2013	2012
Net sales	$1,850	$1,868
Cost of sales	1,216	1,212
Gross profit	634	656
Selling, delivery, and administrative expenses	523	485
Operating income	111	171
Interest expense	25	23
Other nonoperating (expense) income	(2)	1
Income before income taxes	84	149
Income tax expense	23	40
Net income	$61	$109
Basic earnings per share	$0.22	$0.36
Diluted earnings per share	$0.21	$0.35
Dividends declared per share	$0.20	$0.16
Basic weighted average shares outstanding	278	302
Diluted weighted average shares outstanding	285	310
Income (expense) from transactions with The Coca-Cola Company—Note 5:
Net sales	$5	$3
Cost of sales	(493)	(491)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	First Quarter
	2013	2012
Net income	$61	$109
Components of other comprehensive (loss) income:
Currency translations
Pretax activity, net	(180)	122
Tax effect	—	—
Currency translations, net of tax	(180)	122
Net investment hedges
Pretax activity, net	27	(7)
Tax effect	(9)	2
Net investment hedges, net of tax	18	(5)
Cash flow hedges
Pretax activity, net	15	(1)
Tax effect	(4)	—
Cash flow hedges, net of tax	11	(1)
Pension plan adjustments
Pretax activity, net	6	4
Tax effect	(1)	(1)
Pension plan adjustments, net of tax	5	3
Other comprehensive (loss) income, net of tax	(146)	119
Comprehensive (loss) income	$(85)	$228

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 29, 2013	December 31, 2012
ASSETS
Current:
Cash and cash equivalents	$221	$721
Trade accounts receivable, less allowances of $16 and $17, respectively	1,555	1,432
Amounts receivable from The Coca-Cola Company	73	66
Inventories	413	386
Other current assets	175	157
Total current assets	2,437	2,762
Property, plant, and equipment, net	2,220	2,322
Franchise license intangible assets, net	3,732	3,923
Goodwill	127	132
Other noncurrent assets	397	371
Total assets	$8,913	$9,510
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,858	$1,844
Amounts payable to The Coca-Cola Company	147	103
Current portion of debt	535	632
Total current liabilities	2,540	2,579
Debt, less current portion	2,805	2,834
Other noncurrent liabilities	237	276
Noncurrent deferred income tax liabilities	1,067	1,128
Total liabilities	6,649	6,817
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 349,468,326 and 348,760,432 shares, respectively	3	3
Additional paid-in capital	3,843	3,825
Reinvested earnings	1,130	1,126
Accumulated other comprehensive loss	(576)	(430)
Common stock in treasury, at cost – 75,425,603 and 66,724,738 shares, respectively	(2,136)	(1,831)
Total shareowners’ equity	2,264	2,693
Total liabilities and shareowners’ equity	$8,913	$9,510

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Quarter
	2013	2012
Cash Flows from Operating Activities:
Net income	$61	$109
Adjustments to reconcile net income to net cash derived from (used in) operating activities:
Depreciation and amortization	78	86
Share-based compensation expense	10	10
Deferred income tax benefit	(28)	(35)
Pension expense less than contributions	(4)	(48)
Net changes in assets and liabilities	(103)	(251)
Net cash derived from (used in) operating activities	14	(129)
Cash Flows from Investing Activities:
Capital asset investments	(88)	(72)
Net cash used in investing activities	(88)	(72)
Cash Flows from Financing Activities:
Net change in commercial paper	123	—
Payments on debt	(213)	(4)
Shares repurchased under share repurchase programs	(287)	(150)
Dividend payments on common stock	(55)	(48)
Other financing activities, net	13	6
Net cash used in financing activities	(419)	(196)
Net effect of currency exchange rate changes on cash and cash equivalents	(7)	9
Net Change in Cash and Cash Equivalents	(500)	(388)
Cash and Cash Equivalents at Beginning of Period	721	684
Cash and Cash Equivalents at End of Period	$221	$296

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the first quarter of 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expense allocations) considered necessary for fair presentation have been included. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K).
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
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013	64	65	65	67	261
2012	65	65	65	66	261
Change	(1)	—	—	1	—
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for us on January 1, 2013. Refer to Note 14.

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	March 29, 2013	December 31, 2012
Finished goods	$270	$220
Raw materials and supplies	143	166
Total inventories	$413	$386

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	March 29, 2013	December 31, 2012
Land	$157	$161
Building and improvements	921	948
Machinery, equipment, and containers	1,578	1,625
Cold drink equipment	1,547	1,602
Vehicle fleet	115	122
Furniture, office equipment, and software	371	379
Property, plant, and equipment	4,689	4,837
Accumulated depreciation and amortization	(2,685)	(2,756)
	2,004	2,081
Construction in process	216	241
Property, plant, and equipment, net	$2,220	$2,322

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	March 29, 2013	December 31, 2012
Trade accounts payable	$501	$462
Accrued customer marketing costs	575	555
Accrued compensation and benefits	317	288
Accrued taxes	214	262
Accrued deposits	77	87
Other accrued expenses	174	190
Accounts payable and accrued expenses	$1,858	$1,844

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	First Quarter
	2013	2012
Amounts affecting net sales:
Fountain syrup and packaged product sales	$5	$3
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(525)	$(530)
Purchases of finished products	(11)	(12)
Marketing support funding earned	43	51
Total	$(493)	$(491)
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
The fair value of our derivative contracts (including forwards, options, cross currency swaps, and interest rate swaps) is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable spot, forward, and discount rates which are current as of the valuation date. The standard valuation model for our option contracts also includes implied volatility which is specific to individual options and is based on rates quoted from a widely used third-party resource. Refer to Note 16.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	March 29, 2013	December 31, 2012
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$26	$31
Interest rate swap agreements(B)	Other current assets	2	2
Foreign currency contracts	Other noncurrent assets	29	3
Total		57	36
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	2	1
Commodity contracts	Other noncurrent assets	1	1
Total		3	2
Total Assets		$60	$38
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$31	$41
Foreign currency contracts	Other noncurrent liabilities	—	33
Total		31	74
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	1	1
Commodity contracts	Accounts payable and accrued expenses	7	6
Commodity contracts	Other noncurrent liabilities	1	—
Total		9	7
Total Liabilities		$40	$81
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

(B)	Amount includes the gross interest receivable on our interest rate swap agreements.
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
The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of the dates presented:

	March 29, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	USD 400 million	November 2013	USD 400 million	November 2013
Cash Flow Hedges
We use cash flow hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on debt issuances in a non-functional currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in AOCI on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item.
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	March 29, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.6 billion	June 2021	USD 1.8 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Cash Flow Hedging Instruments	2013	2012
Foreign currency contracts	$42	$(18)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		First Quarter
Cash Flow Hedging Instruments	Location - Statements of Income	2013	2012
Foreign currency contracts	Cost of sales	$—	$(2)
Foreign currency contracts(C)	Other nonoperating (expense) income	31	(15)
Total		$31	$(17)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $2 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Condensed Consolidated Statements of Income.

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

	March 29, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 162 million	April 2013	USD 85 million	March 2013
Commodity contracts	USD 156 million	December 2014	USD 171 million	December 2014
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

		First Quarter
Non-Designated Hedging Instruments	Location - Statements of Income	2013	2012
Commodity contracts	Cost of sales	$(4)	$3
Commodity contracts	Selling, delivery, and administrative expenses	2	4
Foreign currency contracts	Other nonoperating (expense) income(A)	4	(11)
	Total	$2	$(4)
___________________________

(A)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Condensed Consolidated Statements of Income.

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
As of March 29, 2013, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $6 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

(Losses) Gains Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2012	$(5)	$—	$(5)
Amounts recognized during the period and recorded in our Corporate segment, net	(4)	2	(2)
Amounts transferred from our Corporate segment to our Europe operating segment, net	1	—	1
Balance at March 29, 2013	$(8)	$2	$(6)
___________________________

(A)
Over the next 12 months, deferred losses totaling $6 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

Net Investment Hedges
We have entered into currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating (expense) income on our Condensed Consolidated Statements of Income.
The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	March 29, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 450 million	November 2014	USD 360 million	December 2013
Foreign currency denominated debt	USD 449 million	December 2019	USD 462 million	December 2019
The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Net Investment Hedging Instruments	2013	2012
Foreign currency contracts	$9	$(5)
Foreign currency denominated debt	9	—
Total	$18	$(5)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	March 29, 2013		December 31, 2012
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$123	0.2%	$—	—%
U.S. dollar notes due 2013-2021	2,291	2.6	2,291	2.6
Euro notes due 2017-2019	892	2.6	918	2.6
Swiss franc notes due 2013(B)	—	—	218	3.8
Capital lease obligations(C)	34	n/a	39	n/a
Total debt(D)	3,340		3,466
Current portion of debt	(535)		(632)
Debt, less current portion	$2,805		$2,834
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In March 2013, CHF 200 million ($211 million), 3.8 percent notes matured.

(C)	These amounts represent the present value of our minimum capital lease payments.

(D)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.5 billion and $3.6 billion at March 29, 2013 and December 31, 2012, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At March 29, 2013, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 29, 2013. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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
We have certain indemnity obligations to TCCC resulting from the merger with TCCC that occurred on October 2, 2010 (the Merger). For additional information regarding the Merger, including our remaining indemnity obligations to TCCC, refer to the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	First Quarter
	2013	2012
Components of net periodic benefit costs:
Service cost	$14	$13
Interest cost	14	14
Expected return on plan assets	(21)	(20)
Amortization of net prior service cost	1	1
Amortization of actuarial loss	5	3
Net periodic benefit cost	13	11
Other(A)	4	—
Total costs	$17	$11
___________________________

(A)	During the first quarter of 2013, we recorded additional pension costs related to our restructuring activities (refer to Note 13).

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Contributions
Contributions to our pension plans totaled $21 million and $59 million during the first quarter of 2013 and 2012, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2013, as well as actual contributions for the year ended December 31, 2012 (in millions):

	Projected(A) 2013	Actual(A) 2012
Total pension contributions	$65	$121
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

NOTE 10—TAXES
Our effective tax rate was approximately 28 percent and 27 percent for the first quarter of 2013 and 2012. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Quarter
	2013	2012
U.S. federal statutory expense	$29	$52
Taxation of foreign operations, net(A)	(16)	(23)
U.S. taxation of foreign earnings, net of tax credits	7	9
Nondeductible items	2	1
Other, net	1	1
Total provision for income taxes	$23	$40
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

Repatriation of Current Year Foreign Earnings to the U.S.
During the fourth quarter of 2013, we expect to repatriate to the U.S. a portion of our 2013 foreign earnings to satisfy our 2013 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2013 foreign earnings and our actual 2013 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested outside of the U.S. and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service foreign operations, foreign debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.
Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a Tax Sharing Agreement (TSA) with TCCC. Under the TSA, we agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA. Some of these indemnifications extend through 2014. As of March 29, 2013, the remaining liability related to these indemnifications was $24 million, of which $20 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $4 million is recorded in other noncurrent liabilities on our Condensed Consolidated Balance Sheets.
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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	First Quarter
	2013	2012
Net income	$61	$109
Basic weighted average shares outstanding	278	302
Effect of dilutive securities(A)	7	8
Diluted weighted average shares outstanding	285	310
Basic earnings per share	$0.22	$0.36
Diluted earnings per share	$0.21	$0.35
___________________________

(A)
Options to purchase 8.4 million and 9.0 million shares were outstanding as of March 29, 2013 and March 30, 2012, respectively. During the first quarter of 2013 and 2012, options to purchase 0.3 million and 1.2 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the first quarter of 2013 and 2012, we repurchased 8.6 million and 5.5 million shares, respectively, under our share repurchase programs. Refer to Note 15.
During the first quarter of 2013, we issued an aggregate of 0.4 million shares of common stock from the exercise of share options with a total intrinsic value of $8 million.
Dividend payments on our common stock totaled $55 million and $48 million during the first quarter of 2013 and 2012, respectively. In February 2013, our Board of Directors approved a $0.04 per share increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first quarter of 2013 or 2012.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
First Quarter 2013:
Net sales(A)	$1,850	$—	$1,850
Operating income (loss)(B)	145	(34)	111
First Quarter 2012:
Net sales(A)	$1,868	$—	$1,868
Operating income (loss)(B)	207	(36)	171
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Quarter
	2013	2012
Net sales:
Great Britain	32%	33%
France	31	31
Belgium	15	15
The Netherlands	8	8
Norway	8	7
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $1 million for the first quarter of 2013, and net mark-to-market gains of $4 million for the first quarter of 2012. As of March 29, 2013, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $6 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	First Quarter
	2013	2012
Europe	$68	$8
Corporate	—	—
Total	$68	$8
Business Transformation Program
In late 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $10 million of this amount is expected to be non-cash. During the first quarter of 2013, we recorded nonrecurring restructuring charges under this program totaling $57 million. All nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Other	Total
Balance at December 31, 2011	$—	$—	$—
Provision	41	5	46
Cash payments	—	(2)	(2)
Noncash items	—	(2)	(2)
Balance at December 31, 2012(A)	41	1	42
Provision	48	9	57
Cash payments	(14)	(2)	(16)
Noncash items	—	(1)	(1)
Balance at March 29, 2013(A)	$75	$7	$82
___________________________

(A)	Amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.
Norway Business Optimization
During 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project includes changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. We expect the transition to result in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project is scheduled to be completed by December 31, 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During the first quarter 2013 and 2012, we recorded nonrecurring restructuring charges totaling $11 million and $8 million, respectively, under this program. As of March 29, 2013, we had invested $44 million in cumulative capital expenditures under this program. Substantially all of the nonrecurring restructuring charges are included in SD&A expenses on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Other(B)	Total
Balance at December 31, 2011	$—	$—	$—	$—
Provision	5	18	16	39
Cash payments	(2)	—	(12)	(14)
Noncash items	—	(18)	—	(18)
Balance at December 31, 2012(C)	3	—	4	7
Provision	—	2	9	11
Cash payments	—	—	(10)	(10)
Noncash items	—	(2)	—	(2)
Balance at March 29, 2013(C)	$3	$—	$3	$6
___________________________

(A)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

(B)	These charges primarily relate to program management and consulting costs, as well as costs related to external warehousing and operational inefficiencies during the transition period.

(C)	Amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI is comprised of net income and other adjustments, including foreign currency translation adjustments, hedges of our net investments in our foreign subsidiaries, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and pension plan adjustments. We do not provide income taxes on currency translation adjustments (CTA), as the historical earnings from our foreign subsidiaries are considered to be permanently reinvested. If current year earnings are repatriated, the amount to be repatriated is determined in U.S. dollars and converted to the equivalent amount of foreign currency at the time of repatriation; therefore, the repatriation of current year earnings does not have an impact on the CTA component of our AOCI balance.
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at December 31, 2012	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive income before reclassifications	(180)	18	42	—	(120)
Amounts reclassified from AOCI	—	—	(31)	5	(26)
Net change in other comprehensive income	(180)	18	11	5	(146)
Balance at March 29, 2013	$(221)	$4	$(11)	$(348)	$(576)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. During the first quarter of 2013, we repurchased $300 million in outstanding shares, representing 8.6 million shares at an average price of $34.98 per share. Total cash paid during the first quarter of 2013 for these share repurchases totaled $287 million due to timing of settlements. We currently plan to repurchase approximately $700 million in additional outstanding shares during the remainder of 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	March 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$60	$—	$60	$—
Derivative liabilities(A)	$40	$—	$40	$—
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$38	$—	$38	$—
Derivative liabilities(A)	$81	$—	$81	$—
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

NOTE 17—SUBSEQUENT EVENT
Expiration of German Bottler Purchase Right
As part of the Merger we received a right to acquire TCCC's interest in TCCC's German bottling operations for fair value between 18 and 39 months after the date of the Merger, on terms to be agreed. In April 2013, we announced that the right will expire by its terms on May 25, 2013.

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the first quarter of 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There was one less selling day in the first quarter of 2013 versus the first quarter of 2012 (based upon a standard five-day selling week). There will be one additional selling day in the fourth quarter of 2013 versus the fourth quarter of 2012.
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
Financial Results
Our net income in the first quarter of 2013 was $61 million, or $0.21 per diluted share, compared to net income of $109 million, or $0.35 per diluted share, in the first quarter of 2012. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
First Quarter 2013

•	Charges totaling $68 million ($49 million net of tax, or $0.18 per diluted common share) related to restructuring activities; and

•	Net mark-to-market losses totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.
First Quarter 2012

•	Charges totaling $8 million ($6 million net of tax, or $0.02 per diluted common share) related to restructuring activities; and

•
Net mark-to-market gains totaling $4 million ($3 million net of tax, or $0.01 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period.

Financial Summary
Our financial performance during the first quarter of 2013 reflects the impact of the following significant factors:

•	A 1.5 percent year-over-year volume decline reflecting lower sales of our sparkling beverages in continental Europe, offset partially by modest volume growth in Great Britain;

•	Challenging operating conditions, including unseasonably cold and wet weather throughout our territories, and persistent macroeconomic softness that continues to impact our operating environment;

COCA-COLA ENTERPRISES, INC.

•	Year-over-year gross margin contraction reflecting an increase in commodity costs, particularly sweetener, and a more modest approach to our pricing in light of current marketplace conditions;

•	Higher operating expenses driven by increased restructuring charges, offset partially by continued strong operating expense control, reduced volume, and lower marketing spend; and

•
The continuation of share repurchases, which increased diluted earnings per share in the first quarter of 2013 by approximately 8.5 percent ($0.02 per diluted share) when compared to the first quarter of 2012.

Our operating and financial performance during the first quarter of 2013 continued to be impacted by a challenging operating environment, including unseasonably cold and wet weather throughout our territories, and overall macroeconomic softness. While sustained economic challenges persist, we continue to focus on executing our operating and sales plans, managing our operating expenses, and leveraging our balance sheet to deliver our full-year growth objectives.
Our volume in the first quarter of 2013 declined 1.5 percent versus the first quarter of 2012, while our bottle and can net price per case grew 2.0 percent. Volume in our continental European territories (including Norway and Sweden) declined 3.0 percent, reflecting declines in sparkling beverage brands including Coca-Cola Classic and Diet Coke/Coca-Cola light, partially offset by modest gains in our still portfolio, led by Capri-Sun and our newly reformulated Nestea with stevia. Our volume in Great Britain increased 1.0 percent for the quarter, driven by growth in sparkling beverage brands including Coca-Cola Trademark, Fanta, and Sprite, offset by declines in still beverages such as Schweppes Abbey Well water and juice brands Ocean Spray and Oasis. Both continental Europe and Great Britain continued to experience growth in sales of Coca-Cola Zero, Monster, and Capri-Sun.
During the remainder of 2013, we will continue to concentrate on package innovations through an expanded focus on new packages, such as the 375 milliliter PET (plastic) package in immediate consumption channels and 1.75 liter PET (plastic) package in home channels. We will also continue our focus on brand extensions, such as Coca-Cola Zero Cherry, and the expanded distribution of certain products into additional territories, such as Vanilla Coke. During the remainder of 2013, we intend to emphasize our core brands, including marketing initiatives around the 30-year anniversary of the introduction of Diet Coke/Coca-Cola light in Europe and a year-long focus on Coke with Meals.
Our bottle and can cost of sales per case grew 3.0 percent during the first quarter of 2013. This increase was primarily driven by package mix-shifts and increased sweetener cost. While commodities remain volatile, cost trends have moderated, and we continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
Our operating expenses increased $38 million, or 8.0 percent in the first quarter of 2013 reflecting increased restructuring charges, particularly related to our business transformation program. Excluding the impact of these restructuring charges, our operating expenses declined $19 million in the first quarter of 2013 reflecting our continued commitment to strong operating expense control, reduced volume, including one less selling day in the first quarter of 2013 versus the first quarter of 2012, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012.
Our financial results during the first quarter of 2013 also benefited from our share repurchases, which increased earnings per diluted share during the first quarter of 2013 by approximately $0.02 when compared to the first quarter of 2012. We plan to continue our share repurchases during the remainder of 2013 in support of our ongoing commitment to return cash to shareowners.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	First Quarter
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	65.7	64.9
Gross profit	34.3	35.1
Selling, delivery, and administrative expenses	28.3	26.0
Operating income	6.0	9.1
Interest expense	1.4	1.2
Other nonoperating (expense) income	(0.1)	0.1
Income before income taxes	4.5	8.0
Income tax expense	1.2	2.2
Net income	3.3%	5.8%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
Europe	$145	130.5%	$207	121.0%
Corporate	(34)	(30.5)	(36)	(21.0)
Consolidated	$111	100.0%	$171	100.0%
Our operating income decreased during the first quarter of 2013 to $111 million from $171 million in the first quarter of 2012. The following table summarizes the significant components of the year-over-year change in our operating income for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2013
	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$37	21.5%
Impact of bottle and can cost-mix on gross profit	(36)	(21.0)
Impact of bottle and can volume on gross profit	(53)	(31.0)
Impact of bottle and can selling day shift on gross profit	35	20.5
Impact of post-mix, non-trade, and other on gross profit	1	0.5
Net mark-to-market gains related to non-designated commodity hedges	(5)	(3.0)
Net impact of restructuring charges	(60)	(35.0)
Other selling, delivery, and administrative expenses	23	13.5
Currency exchange rate changes	(2)	(1.0)
Change in operating income	$(60)	(35.0)%
Net Sales
Net sales totaled $1.9 billion in the first quarter of 2013, representing a decrease of 1.0 percent versus the first quarter of 2012.

COCA-COLA ENTERPRISES, INC.

Net sales per case increased 2.0 percent in the first quarter of 2013 versus the first quarter of 2012. The following table summarizes the significant components of the year-over-year change in our net sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2013
Changes in net sales per case:
Bottle and can net price per case	2.0%
Post-mix, non-trade, and other	—
Change in net sales per case	2.0%
During the first quarter of 2013, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case grew 2.0 percent during the first quarter of 2013, reflecting moderate year-over-year rate increases, offset partially by planned promotional activities, particularly in Great Britain.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the period presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2013 versus the first quarter of 2012 (rounded to the nearest 0.5 percent):

First Quarter 2013
Change in volume	(3.0)%
Impact of selling day shift(A)	1.5
Change in volume, adjusted for selling day shift	(1.5)%
___________________________

(A)	Represents the impact of changes in selling dates between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2013 versus the first quarter of 2012 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2013 Percent of Total	2012 Percent of Total
Coca-Cola trademark	(2.0)%	69.5%	70.0%
Sparkling flavors and energy	—	17.0	16.5
Juices, isotonics, and other	0.5	10.5	10.5
Water	(3.0)	3.0	3.0
Total	(1.5)%	100.0%	100.0%
During the first quarter of 2013, volume declined 1.5 percent versus the first quarter of 2012, reflecting continued operating challenges, including unseasonably cold and wet weather throughout our territories, and overall macroeconomic softness. Our volume performance during the first quarter of 2013 included a 2.0 percent decrease in the sale of sparkling beverages, as well as a 0.5 percent decline in the sales of still beverage brands. Volume in continental Europe (including our Norway and Sweden territories) declined 3.0 percent during the quarter, while Great Britain experienced an overall volume increase of 1.0 percent. In addition to the challenging operating conditions, our year-over-year volume decline in continental Europe was also affected by prior year volume in Belgium and the Netherlands. These factors contributed to a decline in our sparkling beverage sales, which was partially offset by a modest increase in sales of our still beverages, lead by Capri-Sun. Our volume performance in Great Britain was driven by an increase in sparkling beverage sales, including Fanta and other Coca-Cola flavors such as Cherry Coke and Diet Cherry Coke, offset partially by a decline in still beverage sales. We also continued to see growth in sales of Monster across our territories, which led our energy portfolio.

COCA-COLA ENTERPRISES, INC.

Our Coca-Cola trademark volume declined 2.0 percent in the first quarter of 2013 when compared to the first quarter of 2012. This decrease was driven by an overall decline in the sales of Coca-Cola Classic and Diet Coke/Coca-Cola light, primarily in continental Europe, offset partially by the continued growth of Coca-Cola Zero and improved sales in Great Britain. Sparkling flavors and energy volume remained flat during the first quarter of 2013, reflecting strong growth in Monster, offset by declines in other sparkling flavors such as Dr Pepper and Sprite, particularly in continental Europe. Juices, isotonics, and other volume increased 0.5 percent in the first quarter of 2013, led by strong sales of Capri-Sun and our newly reformulated Nestea with stevia, offset by declines in our isotonics and sports drink brands, including Powerade and Aquarius. Sales volume of our water brands decreased 3.0 percent in the first quarter of 2013, reflecting declines in Schweppes Abbey Well in Great Britain versus strong prior year growth hurdles and Chaudfontaine in continental Europe.
During 2013, we will continue to concentrate on package innovation through an expanded focus on new packages, such as the 375 milliliter PET (plastic) package in immediate consumption channels and 1.75 liter PET (plastic) packages in home channels. We also plan to continue our focus on new brand extensions, such as Coca-Cola Zero Cherry, and the expanded distribution of certain products into additional territories, such as Vanilla Coke. During the remainder of 2013, we intend to emphasize our core brands, including marketing initiatives around the 30-year anniversary of the introduction of Diet Coke/Coca-Cola light in Europe and a year-long focus on Coke with Meals.
Consumption
The following table summarizes our volume by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2013 versus the first quarter of 2012 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2013 Percent of Total	2012 Percent of Total
Multi-serve(A)	3.0%	59.5%	56.5%
Single-serve(B)	(8.0)	40.5	43.5
Total	(1.5)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2013 versus the first quarter of 2012 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2013 Percent of Total	2012 Percent of Total
PET (plastic)	2.0%	45.0%	43.5%
Cans	(5.0)	39.5	41.0
Glass and other	(2.0)	15.5	15.5
Total	(1.5)%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.2 billion in the first quarter of 2013, representing an increase of 0.5 percent versus the first quarter of 2012. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2013
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	3.0%
Post mix, non-trade, and other	0.5
Change in cost of sales per case	3.5%
Our bottle and can cost of sales per case grew 3.0 percent during the first quarter of 2013. This increase was primarily driven by package mix-shifts and increased sweetener cost. While commodities remain volatile, cost trends have moderated, and we continue

COCA-COLA ENTERPRISES, INC.

to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses increased $38 million, or 8.0 percent, in the first quarter of 2013 to $523 million from $485 million in the first quarter of 2012. The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2013
	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(7)	(1.5)%
Selling and marketing expenses	(13)	(2.5)
Depreciation and amortization expenses	(4)	(1.0)
Net impact of restructuring charges	57	12.0
Currency exchange rate changes	4	1.0
Other	1	—
Change in SD&A expenses	$38	8.0%
SD&A expenses as a percentage of net sales was 28.3 percent and 26.0 percent in the first quarter of 2013 and 2012, respectively. During the first quarter of 2013, the increase in our operating expenses was driven by restructuring charges, particularly related to our business transformation program. Excluding the impact of these restructuring charges, our operating expenses declined $19 million in the first quarter of 2013 reflecting our continued commitment to strong operating expense control, reduced volume, including one less selling day in the first quarter of 2013 versus the first quarter of 2012, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012.
Business Transformation Program
In late 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support functions, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $10 million of this amount is expected to be non-cash. During the first quarter of 2013, we recorded nonrecurring restructuring charges under this program totaling $57 million. All nonrecurring restructuring charges related to this program are included in SD&A expenses on our Condensed Consolidated Statements of Income.
Norway Business Optimization
During 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project is scheduled to be completed by December 31, 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During the first quarter of 2013 and 2012, we recorded nonrecurring restructuring charges totaling $11 million and $8 million, respectively, under this program. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Interest Expense
Interest expense increased $2 million in the first quarter of 2013 to $25 million from $23 million in the first quarter of 2012. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in millions):

	First Quarter
	2013	2012
Average outstanding debt balance	$3,426	$3,024
Weighted average cost of debt	2.8%	2.9%
Fixed-rate debt (% of portfolio)	81%	84%
Floating-rate debt (% of portfolio)	19%	16%

Other Nonoperating (Expense) Income
Other nonoperating expense totaled $2 million during the first quarter of 2013, compared to other nonoperating income of $1 million during the first quarter of 2012. Our other nonoperating (expense) income principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 28 percent and 27 percent for the first quarter of 2013 and 2012. We expect our underlying full year 2013 effective tax rate to be approximately 26 percent to 28 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first quarter of 2013 and 2012.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At March 29, 2013, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At March 29, 2013, we had $535 million in debt maturities in the next 12 months, including $123 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. During the first quarter of 2013, we repurchased $300 million in outstanding shares, resulting in a cash outflow of $287 million during the quarter due to the timing of settlements. We currently plan to repurchase approximately $700 million in additional outstanding shares during the remainder of 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
During the fourth quarter of 2013, we expect to repatriate a portion of our 2013 foreign earnings to satisfy our 2013 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2013 foreign earnings and our actual 2013 U.S.-based cash flow needs. For additional information about our repatriation of foreign earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

At March 29, 2013, $208 million of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $55 million and $48 million during the first quarter of 2013 and 2012, respectively. In February 2013, our Board of Directors approved a $0.04 per share increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.
Expiration of German Bottler Purchase Right
As part of the Merger we received a right to acquire TCCC's interest in TCCC's German bottling operations for fair value between 18 and 39 months after the date of the Merger, on terms to be agreed. In April 2013, we announced that the right will expire by its terms on May 25, 2013.
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
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 29, 2013. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first quarter of 2013, our primary sources of cash included: (1) net issuances of commercial paper of $123 million, and (2) $14 million from operating activities. Our primary uses of cash included: (1) the repurchase of $287 million of shares under our share repurchase program; (2) payments on debt of $213 million, primarily resulting from the maturing of our CHF 200 million notes; (3) capital asset investments of $88 million; (4) dividend payments on common stock of $55 million; and (5) contributions to our defined benefit pension plans of $21 million.
During the first quarter of 2012, our primary uses of cash included: (1) the repurchase of $150 million of shares under our share repurchase program; (2) capital asset investments of $72 million; (3) dividend payments on common stock of $48 million; and (4) contributions to our defined benefit pension plans of $59 million.
Operating Activities
Our net cash derived from operating activities totaled $14 million in the first quarter of 2013 versus net cash used in operating activities of $129 million in the first quarter of 2012. This increase of $143 million was primarily driven by positive working capital changes, and a year-over-year decrease in the amount of contributions made to our defined benefit plans, principally resulting from the incremental $40 million contributed to our Great Britain pension plan during the first quarter of 2012. These increases were partially offset by our weaker operating performance. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.

COCA-COLA ENTERPRISES, INC.

Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Quarter
	2013	2012
Supply chain infrastructure improvements	$57	$30
Cold drink equipment	19	32
Information technology	8	6
Fleet and other	4	4
Total capital asset investments	$88	$72
During 2013, we expect our capital expenditures to be approximately $350 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $419 million during the first quarter of 2013 versus $196 million during the first quarter of 2012. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Quarter
Issuances of debt	Maturity Date	Rate	2013	2012
Net issuances of commercial paper			$123	$—

			First Quarter
Payments on debt	Maturity Date	Rate	2013	2012
CHF 200 notes	March 2013	3.8%	$(211)	$—
Other payments, net	—	—	(2)	(4)
Total payments on debt			$(213)	$(4)
During the first quarter of 2013, our financing activities also included cash payments of $287 million for share repurchases under our share repurchase program and dividend payments on common stock of $55 million.
During the first quarter of 2012, our financing activities included the repurchase of $150 million of shares under our share repurchase program and dividend payments on common stock of $48 million.
 Financial Position
Assets
Trade accounts receivable increased $123 million, or 8.5 percent, to $1.6 billion at March 29, 2013 from $1.4 billion at December 31, 2012. This increase was primarily attributable to increased sales during the latter part of the first quarter of 2013, offset by currency exchange rate changes.
Inventories increased $27 million, or 7.0 percent, to $413 million at March 29, 2013 from $386 million at December 31, 2012. This increase was primarily driven by the seasonality of our business, offset partially by the effect of currency exchange rate changes.
Other current assets increased $18 million, or 11.5 percent, to $175 million at March 29, 2013 from $157 million at December 31, 2012. This increase was primarily driven by an increase in certain current deferred income tax assets and an increase in prepaid expenses.
Franchise license intangible assets, net and goodwill decreased $196 million, or 5.0 percent, to $3.9 billion at March 29, 2013 from $4.1 billion at December 31, 2012. This decrease was driven by the effect of currency exchange rate changes.
Other noncurrent assets increased $26 million, or 7.0 percent, to $397 million at March 29, 2013 from $371 million at December 31, 2012. This increase was primarily driven by an increase in our noncurrent assets related to our defined benefit pension plans and derivative financial instruments.

COCA-COLA ENTERPRISES, INC.

Liabilities and Equity
Accounts payable and accrued expenses increased $14 million, or 1.0 percent, to $1.9 billion at March 29, 2013 from $1.8 billion at December 31, 2012. The increase in our accounts payable was primarily driven by an increase in employee compensation related to severance accruals under our business transformation program, offset partially by a decrease in incentive compensation due to timing of payments. Additionally, we experienced an increase in accruals related to our customer marketing agreements, primarily resulting from changes in program levels and timing of payments to customers. These increases were partially offset by a decline in accrued taxes payable as well as currency exchange rate changes. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt decreased $97 million to $535 million at March 29, 2013 from $632 million at December 31, 2012. This decrease was primarily driven by the maturity of our Swiss franc notes in March 2013, partially offset by net issuances of commercial paper of $123 million.
Other noncurrent liabilities decreased $39 million, or 14.0 percent, to $237 million at March 29, 2013 from $276 million at December 31, 2012. This decrease was primarily attributable to a decrease in our noncurrent liabilities related to derivative financial instruments.
Common stock in treasury, at cost increased $305 million, or 16.5 percent, to $2.1 billion at March 29, 2013 from $1.8 billion at December 31, 2012. This increase was primarily driven by our repurchase of $300 million in outstanding shares during the first quarter of 2013 under our share repurchase program. The remaining difference primarily represents shares withheld for the payment of taxes upon the vesting of share-based payment awards.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $21 million and $59 million during the first quarter of 2013 and 2012, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2013, as well as our actual contributions for the year ended December 31, 2012 (in millions):

	Projected(A) 2013	Actual(A) 2012
Total pension contributions	$65	$121
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

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At March 29, 2013, approximately 81 percent of our debt portfolio was comprised of fixed-rate debt, and 19 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of March 29, 2013 would change the fair value of our fixed-rate debt outstanding as of March 29, 2013 by approximately $185 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of March 29, 2013 would change interest expense on an annual basis by approximately $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the first quarter of 2013 by approximately $15 million.
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher sales prices. As such, we are subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum, PET (plastic), steel, sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $25 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of March 29, 2013, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2012.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the first quarter of 2013 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
January 1, 2013 through January 25, 2013	3.0	$33.52	3.0	$1,400.0
January 26, 2013 through February 22, 2013	2.9	35.33	2.8	1,300.0
February 23, 2013 through March 29, 2013	2.8	36.18	2.8	1,200.0
Total	8.7	$34.98	8.6	$1,200.0
___________________________

(A)
During the first quarter of 2013, 0.1 million of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted share units or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	April 25, 2013	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date:	April 25, 2013	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer