Form 10-Q
period 2013-06-28
COCA-COLA ENTERPRISES, INC.
filed 2013-07-25
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013
or

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
267,340,154 Shares of $0.01 Par Value Common Stock as of June 28, 2013

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Second Quarter		First Six Months
	2013	2012	2013	2012
Net sales	$2,156	$2,208	$4,006	$4,076
Cost of sales	1,403	1,401	2,619	2,613
Gross profit	753	807	1,387	1,463
Selling, delivery, and administrative expenses	481	506	1,004	991
Operating income	272	301	383	472
Interest expense, net	24	23	49	46
Other nonoperating (expense) income	(2)	2	(4)	3
Income before income taxes	246	280	330	429
Income tax expense	64	75	87	115
Net income	$182	$205	$243	$314
Basic earnings per share	$0.67	$0.68	$0.89	$1.04
Diluted earnings per share	$0.66	$0.67	$0.87	$1.02
Dividends declared per share	$0.20	$0.16	$0.40	$0.32
Basic weighted average shares outstanding	271	298	275	300
Diluted weighted average shares outstanding	277	305	281	308

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Second Quarter		First Six Months
	2013	2012	2013	2012
Net income	$182	$205	$243	$314
Components of other comprehensive (loss) income:
Currency translations
Pretax activity, net	(10)	(130)	(190)	(8)
Tax effect	—	—	—	—
Currency translations, net of tax	(10)	(130)	(190)	(8)
Net investment hedges
Pretax activity, net	(9)	20	18	13
Tax effect	3	(7)	(6)	(5)
Net investment hedges, net of tax	(6)	13	12	8
Cash flow hedges
Pretax activity, net	13	(2)	28	(3)
Tax effect	(4)	—	(8)	—
Cash flow hedges, net of tax	9	(2)	20	(3)
Pension plan adjustments
Pretax activity, net	6	5	12	9
Tax effect	(1)	(1)	(2)	(2)
Pension plan adjustments, net of tax	5	4	10	7
Other comprehensive (loss) income, net of tax	(2)	(115)	(148)	4
Comprehensive income	$180	$90	$95	$318

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 28, 2013	December 31, 2012
ASSETS
Current:
Cash and cash equivalents	$277	$721
Trade accounts receivable, less allowances of $14 and $17, respectively	1,651	1,432
Amounts receivable from The Coca-Cola Company	75	66
Inventories	443	386
Other current assets	206	157
Total current assets	2,652	2,762
Property, plant, and equipment, net	2,212	2,322
Franchise license intangible assets, net	3,735	3,923
Goodwill	123	132
Other noncurrent assets	404	371
Total assets	$9,126	$9,510
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,846	$1,844
Amounts payable to The Coca-Cola Company	141	103
Current portion of debt	429	632
Total current liabilities	2,416	2,579
Debt, less current portion	3,270	2,834
Other noncurrent liabilities	243	276
Noncurrent deferred income tax liabilities	1,108	1,128
Total liabilities	7,037	6,817
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 351,562,849 and 348,760,432 shares, respectively	3	3
Additional paid-in capital	3,865	3,825
Reinvested earnings	1,258	1,126
Accumulated other comprehensive loss	(578)	(430)
Common stock in treasury, at cost – 84,222,695 and 66,724,738 shares, respectively	(2,459)	(1,831)
Total shareowners’ equity	2,089	2,693
Total liabilities and shareowners’ equity	$9,126	$9,510

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Six Months
	2013	2012
Cash Flows from Operating Activities:
Net income	$243	$314
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	159	170
Share-based compensation expense	16	20
Deferred income tax benefit	(15)	(22)
Pension expense less than contributions	(4)	(46)
Net changes in assets and liabilities	(252)	(206)
Net cash derived from operating activities	147	230
Cash Flows from Investing Activities:
Capital asset investments	(149)	(183)
Capital asset disposals	—	13
Net cash used in investing activities	(149)	(170)
Cash Flows from Financing Activities:
Net change in commercial paper	16	166
Issuances of debt	459	—
Payments on debt	(217)	(10)
Shares repurchased under share repurchase programs	(588)	(375)
Dividend payments on common stock	(109)	(95)
Other financing activities, net	5	(8)
Net cash used in financing activities	(434)	(322)
Net effect of currency exchange rate changes on cash and cash equivalents	(8)	—
Net Change in Cash and Cash Equivalents	(444)	(262)
Cash and Cash Equivalents at Beginning of Period	721	684
Cash and Cash Equivalents at End of Period	$277	$422

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on an interim period basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period. Accordingly, our results for the second quarter and first six months of 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
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

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	June 28, 2013	December 31, 2012
Finished goods	$269	$220
Raw materials and supplies	174	166
Total inventories	$443	$386

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	June 28, 2013	December 31, 2012
Land	$157	$161
Building and improvements	954	948
Machinery, equipment, and containers	1,653	1,625
Cold drink equipment	1,575	1,602
Vehicle fleet	112	122
Furniture, office equipment, and software	386	379
Property, plant, and equipment	4,837	4,837
Accumulated depreciation and amortization	(2,775)	(2,756)
	2,062	2,081
Construction in process	150	241
Property, plant, and equipment, net	$2,212	$2,322

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	June 28, 2013	December 31, 2012
Trade accounts payable	$520	$462
Accrued customer marketing costs	547	555
Accrued compensation and benefits	293	288
Accrued taxes	215	262
Accrued deposits	81	87
Other accrued expenses	190	190
Accounts payable and accrued expenses	$1,846	$1,844

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Second Quarter		First Six Months
	2013	2012	2013	2012
Amounts affecting net sales:
Fountain syrup and packaged product sales	$3	$3	$8	$6
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(642)	$(623)	$(1,167)	$(1,153)
Purchases of finished products	(17)	(18)	(28)	(30)
Marketing support funding earned	53	55	96	106
Total	$(606)	$(586)	$(1,099)	$(1,077)
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	June 28, 2013	December 31, 2012
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$23	$31
Interest rate swap agreements(B)	Other current assets	1	2
Foreign currency contracts	Other noncurrent assets	28	3
Total		52	36
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	—
Commodity contracts	Other current assets	—	1
Commodity contracts	Other noncurrent assets	—	1
Total		1	2
Total Assets		$53	$38
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$25	$41
Foreign currency contracts	Other noncurrent liabilities	—	33
Total		25	74
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	—	1
Commodity contracts	Accounts payable and accrued expenses	12	6
Commodity contracts	Other noncurrent liabilities	2	—
Total		14	7
Total Liabilities		$39	$81
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

(B)	Amount includes the gross interest receivable on our interest rate swap agreements.
Fair Value Hedges
We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense, net on our Condensed Consolidated Statements of Income.
The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of the dates presented:

	June 28, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	USD 400 million	November 2013	USD 400 million	November 2013
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	June 28, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.5 billion	June 2021	USD 1.8 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Cash Flow Hedging Instruments	2013	2012	2013	2012
Foreign currency contracts	$8	$13	$50	$(5)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Second Quarter		First Six Months
Cash Flow Hedging Instruments	Location - Statements of Income	2013	2012	2013	2012
Foreign currency contracts	Cost of sales	$1	$(4)	$1	$(6)
Foreign currency contracts(C)	Other nonoperating (expense) income	(2)	19	29	4
Total		$(1)	$15	$30	$(2)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred gains totaling $4 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

(C)
The (loss) gain recognized on these currency contracts is offset by the (loss) gain recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Condensed Consolidated Statements of Income.

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
The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	June 28, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 362 million	September 2013	USD 85 million	March 2013
Commodity contracts	USD 166 million	December 2015	USD 171 million	December 2014
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
The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		Second Quarter		First Six Months
Non-Designated Hedging Instruments	Location - Statements of Income	2013	2012	2013	2012
Commodity contracts	Cost of sales	$(9)	$(8)	$(13)	$(5)
Commodity contracts	Selling, delivery, and administrative expenses	(2)	(5)	—	(1)
Foreign currency contracts	Other nonoperating (expense) income(A)	3	6	7	(5)
	Total	$(8)	$(7)	$(6)	$(11)
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
As of June 28, 2013, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $14 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred (loss) gain activity in our Corporate segment during the period presented (in millions):

(Losses) Gains Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2012	$(5)	$—	$(5)
Amounts recognized during the period and recorded in our Corporate segment, net	(13)	—	(13)
Amounts transferred from our Corporate segment to our Europe operating segment, net	4	—	4
Balance at June 28, 2013	$(14)	$—	$(14)
___________________________

(A)
Over the next 12 months, deferred losses totaling $11 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

Net Investment Hedges
We have entered into currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating (expense) income on our Condensed Consolidated Statements of Income.
The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	June 28, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 450 million	November 2014	USD 360 million	December 2013
Foreign currency denominated debt	USD 911 million	May 2025	USD 462 million	December 2019
The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of (Loss) Gain Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Net Investment Hedging Instruments	2013	2012	2013	2012
Foreign currency contracts	$(3)	$13	$6	$8
Foreign currency denominated debt	(3)	—	6	—
Total	$(6)	$13	$12	$8
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	June 28, 2013		December 31, 2012
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$16	0.2%	$—	—%
U.S. dollar notes due 2013-2021	2,291	2.6	2,291	2.6
Euro notes due 2017-2025(B)	1,358	2.5	918	2.6
Swiss franc notes due 2013(C)	—	—	218	3.8
Capital lease obligations(D)	34	n/a	39	n/a
Total debt(E)	3,699		3,466
Current portion of debt	(429)		(632)
Debt, less current portion	$3,270		$2,834
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In May 2013, we issued €350 million, 2.4 percent notes due 2025.

(C)	In March 2013, CHF 200 million ($211 million), 3.8 percent notes matured.

(D)	These amounts represent the present value of our minimum capital lease payments.

(E)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.7 billion and $3.6 billion at June 28, 2013 and December 31, 2012, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At June 28, 2013, our availability under this credit facility was $1 billion.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 28, 2013. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Second Quarter		First Six Months
	2013	2012	2013	2012
Components of net periodic benefit costs:
Service cost	$15	$13	$29	$26
Interest cost	14	14	28	28
Expected return on plan assets	(21)	(20)	(42)	(40)
Amortization of net prior service cost	1	2	2	3
Amortization of actuarial loss	5	3	10	6
Net periodic benefit cost	14	12	27	23
Other(A)	(2)	—	2	—
Total costs	$12	$12	$29	$23
___________________________

(A)	During the first six months of 2013, we recorded additional pension costs related to our restructuring activities (refer to Note 13).

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Contributions
Contributions to our pension plans totaled $33 million and $69 million during the first six months of 2013 and 2012, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2013, as well as actual contributions for the year ended December 31, 2012 (in millions):

	Projected(A) 2013	Actual(A) 2012
Total pension contributions	$65	$121
___________________________

(A)
These amounts represent only contributions made by CCE. During 2012, we contributed an incremental $65 million to our Great Britain defined benefit pension plan to improve the funded status of the plan, of which $40 million was contributed during the first six months of 2012. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10—TAXES
Our effective tax rate was approximately 26 percent and 27 percent for the first six months of 2013 and 2012, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Six Months
	2013	2012
U.S. federal statutory expense	$116	$150
Taxation of foreign operations, net(A)	(63)	(68)
U.S. taxation of foreign earnings, net of tax credits	29	26
Nondeductible items	5	5
Other, net	—	2
Total provision for income taxes	$87	$115
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

In July 2013, the United Kingdom enacted a corporate income tax rate reduction of 3 percentage points, 2 percentage points effective April 1, 2014, and 1 percentage point effective April 1, 2015. As a result, we expect to recognize a deferred tax benefit of approximately $70 million during the third quarter of 2013 to reflect the impact of this change on our deferred taxes.
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
Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a Tax Sharing Agreement (TSA) with TCCC. Under the TSA, we agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA. Some of these indemnifications extend through 2014. As of June 28, 2013, the remaining liability related to these indemnifications was $22 million, of which $19 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $3 million is recorded in other noncurrent liabilities on our Condensed Consolidated Balance Sheets.

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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	Second Quarter		First Six Months
	2013	2012	2013	2012
Net income	$182	$205	$243	$314
Basic weighted average shares outstanding	271	298	275	300
Effect of dilutive securities(A)	6	7	6	8
Diluted weighted average shares outstanding	277	305	281	308
Basic earnings per share	$0.67	$0.68	$0.89	$1.04
Diluted earnings per share	$0.66	$0.67	$0.87	$1.02
___________________________

(A)
Options to purchase 8.2 million and 8.3 million shares were outstanding as of June 28, 2013 and June 29, 2012, respectively. During both the second quarter and first six months of 2012, options to purchase 1.2 million shares were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

Under our share repurchase program, during the second quarter and first six months of 2013, we repurchased 8.1 million and 16.7 million shares, respectively, and during the second quarter and first six months of 2012, we repurchased 8.1 million and 13.6 million shares, respectively. Refer to Note 15.
During the first six months of 2013, we issued an aggregate of 0.7 million shares of common stock from the exercise of share options with a total intrinsic value of $13 million.
Dividend payments on our common stock totaled $109 million and $95 million during the first six months of 2013 and 2012, respectively. In February 2013, our Board of Directors approved a $0.04 per share increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first six months of 2013 or 2012.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Second Quarter 2013:
Net sales	$2,156	$—	$2,156
Operating income (loss)	309	(37)	272
Second Quarter 2012:
Net sales	$2,208	$—	$2,208
Operating income (loss)	350	(49)	301
First Six Months 2013:
Net sales(A)	$4,006	$—	$4,006
Operating income (loss)(B)	454	(71)	383
First Six Months 2012:
Net sales(A)	$4,076	$—	$4,076
Operating income (loss)(B)	557	(85)	472
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Six Months
	2013	2012
Net sales:
Great Britain	32%	33%
France	31	31
Belgium	15	15
The Netherlands	8	8
Norway	8	7
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $9 million for the first six months of 2013, and net mark-to-market losses of $9 million for the first six months of 2012. As of June 28, 2013, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $14 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Second Quarter		First Six Months
	2013	2012	2013	2012
Europe	$34	$14	$102	$22
Corporate	—	—	—	—
Total	$34	$14	$102	$22
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $10 million of this amount is expected to be non-cash. During the second quarter and first six months of 2013, we recorded nonrecurring restructuring charges under this program totaling $24 million and $81 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Other	Total
Balance at December 31, 2011	$—	$—	$—
Provision	41	5	46
Cash payments	—	(2)	(2)
Noncash items	—	(2)	(2)
Balance at December 31, 2012(A)	41	1	42
Provision	64	17	81
Cash payments	(25)	(5)	(30)
Noncash items	—	(3)	(3)
Balance at June 28, 2013(A)	$80	$10	$90
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.
Norway Business Optimization
During 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project includes changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. We expect the transition to result in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project is scheduled to be completed by the end of 2013, and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During the second quarter and first six months of 2013, we recorded restructuring charges of $10 million and $21 million, respectively, under this program. During the second quarter and first six months of 2012, we recorded restructuring charges of $14 million and $22 million, respectively, under this program. As of June 28, 2013, we had invested $49 million in cumulative capital expenditures under this program. Substantially all of the nonrecurring restructuring charges are included in SD&A expenses on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Other(B)	Total
Balance at December 31, 2011	$—	$—	$—	$—
Provision	5	18	16	39
Cash payments	(2)	—	(12)	(14)
Noncash items	—	(18)	—	(18)
Balance at December 31, 2012(C)	3	—	4	7
Provision	1	5	15	21
Cash payments	(4)	—	(18)	(22)
Noncash items	—	(5)	—	(5)
Balance at June 28, 2013(C)	$—	$—	$1	$1
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
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at December 31, 2012	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive (loss) income before reclassifications	(190)	12	50	—	(128)
Amounts reclassified from AOCI	—	—	(30)	10	(20)
Net change in other comprehensive income	(190)	12	20	10	(148)
Balance at June 28, 2013	$(231)	$(2)	$(2)	$(343)	$(578)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. During the second quarter and first six months of 2013, we repurchased $300 million and $600 million, respectively, in outstanding shares, representing 8.1 million and 16.7 million shares, respectively, at an average price of $36.84 and $35.88 per share, respectively. Total cash paid during the first six months of 2013 for these share repurchases totaled $588 million due to timing of settlements. We currently plan to repurchase at least $400 million in additional outstanding shares during the remainder of 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	June 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$53	$—	$53	$—
Derivative liabilities(A)	$39	$—	$39	$—
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$38	$—	$38	$—
Derivative liabilities(A)	$81	$—	$81	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the second quarter and first six months of 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
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
Financial Results
Our net income in the second quarter of 2013 was $182 million, or $0.66 per diluted share, compared to net income of $205 million, or $0.67 per diluted share, in the second quarter of 2012. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Second Quarter 2013

•	Charges totaling $34 million ($25 million net of tax, or $0.09 per diluted common share) related to restructuring activities; and

•
Net mark-to-market losses totaling $8 million ($6 million net of tax, or $0.02 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

Second Quarter 2012

•	Charges totaling $14 million ($10 million net of tax, or $0.03 per diluted common share) related to restructuring activities; and

•
Net mark-to-market losses totaling $13 million ($9 million net of tax, or $0.03 per diluted common share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period.

Financial Summary
Our financial performance during the second quarter of 2013 reflects the impact of the following significant factors:

•
Persistent operating and marketplace headwinds, including poor weather conditions across our territories, sustained macroeconomic weakness, and continued customer challenges from the impact of the French excise tax increase;

•	A 2.5 percent year-over-year volume decline reflecting the challenging operating conditions, which contributed to lower sales across our territories;

COCA-COLA ENTERPRISES, INC.

•	A 0.5 percent year-over-year decline in our bottle and can net price per case reflecting a more modest approach to our pricing in light of current marketplace conditions;

•
Significantly lower underlying operating expenses driven by continued strong operating expense control, reduced volume, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012; and

•
The continuation of our share repurchase program, which increased diluted earnings per share in the second quarter of 2013 by approximately 9.0 percent ($0.06 per diluted share) when compared to the second quarter of 2012.

Our operating and financial performance during the second quarter of 2013 continued to be impacted by persistent operating and marketplace headwinds, including poor weather conditions across our territories, sustained macroeconomic weakness, and continued customer challenges from the impact of the French excise tax increase. In the face of these operating challenges, we continue to adapt our operating and sales plans and are closely managing all aspects of the business, including limiting our underlying operating expense growth.
Our volume in the second quarter of 2013 declined 2.5 percent versus the second quarter of 2012, while our bottle and can net price per case declined 0.5 percent. Volume in our continental European territories (including Norway and Sweden) declined 2.5 percent, reflecting declines in both our sparkling and still beverage brands. Volume in Great Britain fell 1.5 percent for the quarter, including declines in sparkling beverage brands such as Coca-Cola Trademark and Sprite, as well as our still beverage brands, including Nestea and Powerade. Coca-Cola Zero grew more than 13 percent during the quarter, performing well across our territories. Our bottle and can net price per case during the second quarter of 2013 reflects the impact of planned promotional activity, competitive marketplace conditions, and negative channel mix, particularly in Great Britain.
We continue to focus on product and package innovation by increasing options for consumers. For example, we recently launched a 205ml slimline can in Great Britain and have introduced several brand extensions such as Coca-Cola Zero Cherry and Sprite with stevia in 2013. We have also seen success in our initiatives designed to build brand loyalty among consumers, including our "Share a Coke" program, which has achieved a high level of engagement with consumers.
Our bottle and can cost of sales per case grew 2.0 percent during the second quarter of 2013. This increase was primarily driven by increased sweetener cost, partially offset by moderating cost trends in other commodities, including aluminum. We continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
Our operating expenses decreased $25 million, or 5.0 percent in the second quarter of 2013 reflecting a continued focus on operating expense control, reduced volume, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012. These declines were offset partially by increased restructuring charges, particularly related to our business transformation program.
Our financial results during the second quarter of 2013 also benefited from our share repurchases, which increased earnings per diluted share during the second quarter of 2013 by approximately $0.06 when compared to the second quarter of 2012. We plan to continue our share repurchases during the remainder of 2013 and expect to repurchase at least $1 billion of our shares during 2013.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Second Quarter		First Six Months
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	63.5	65.4	64.1
Gross profit	34.9	36.5	34.6	35.9
Selling, delivery, and administrative expenses	22.3	22.9	25.0	24.3
Operating income	12.6	13.6	9.6	11.6
Interest expense, net	1.1	1.0	1.2	1.2
Other nonoperating (expense) income	(0.1)	0.1	(0.1)	0.1
Income before income taxes	11.4	12.7	8.3	10.5
Income tax expense	3.0	3.4	2.2	2.8
Net income	8.4%	9.3%	6.1%	7.7%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter				First Six Months
	2013		2012		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$309	113.5%	$350	116.0%	$454	118.5%	$557	118.0%
Corporate	(37)	(13.5)	(49)	(16.0)	(71)	(18.5)	(85)	(18.0)
Consolidated	$272	100.0%	$301	100.0%	$383	100.0%	$472	100.0%
During the second quarter and first six months of 2013, we had operating income of $272 million and $383 million, respectively, compared to $301 million and $472 million in the second quarter and first six months of 2012, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2013		First Six Months 2013
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$(15)	(5.0)%	$22	4.5%
Impact of bottle and can cost-mix on gross profit	(27)	(9.0)	(63)	(13.5)
Impact of bottle and can volume on gross profit	(17)	(5.5)	(27)	(5.5)
Impact of bottle and can selling day shift on gross profit	—	—	(8)	(1.5)
Impact of post-mix, non-trade, and other on gross profit	2	0.5	3	0.5
Net mark-to-market gains related to non-designated commodity hedges	5	1.5	—	—
Net impact of restructuring charges	(20)	(6.5)	(80)	(17.0)
Other selling, delivery, and administrative expenses	40	13.5	63	13.0
Currency exchange rate changes	4	1.0	2	0.5
Other changes	(1)	—	(1)	—
Change in operating income	$(29)	(9.5)%	$(89)	(19.0)%

COCA-COLA ENTERPRISES, INC.

Net Sales
Net sales decreased 2.5 percent in the second quarter of 2013 to $2.2 billion, and decreased 1.5 percent in the first six months of 2013 to $4.0 billion. These changes include currency exchange rate increases of 0.5 percent for both the second quarter and first six months of 2013.
Net sales per case remained flat in the second quarter of 2013 versus the second quarter of 2012, and increased 1.0 percent in the first six months of 2013 versus the first six months of 2012. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2013	First Six Months 2013
Changes in net sales per case:
Bottle and can net price per case	(0.5)%	0.5%
Bottle and can currency exchange rate changes	0.5	0.5
Change in net sales per case	—%	1.0%
During the second quarter of 2013, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case decreased 0.5 percent during the second quarter of 2013. This decline reflects our more modest approach to pricing in light of current marketplace conditions, as well as negative channel mix shifts into lower-priced channels.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2013 versus the first six months of 2012 (selling days are the same in the second quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Second Quarter 2013	First Six Months 2013
Change in volume	(2.5)%	(2.5)%
Impact of selling day shift(A)	—	0.5
Change in volume, adjusted for selling day shift	(2.5)%	(2.0)%
___________________________

(A)	Represents the impact of changes in selling dates between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2013 versus the first six months of 2012 (selling days are the same in the second quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2013 Percent of Total	2012 Percent of Total	Change	2013 Percent of Total	2012 Percent of Total
Coca-Cola trademark	(2.5)%	68.0%	68.0%	(2.5)%	69.0%	69.0%
Sparkling flavors and energy	(2.5)	18.5	18.5	(1.5)	17.5	17.5
Juices, isotonics, and other	(1.5)	10.5	10.5	(0.5)	10.5	10.5
Water	(5.0)	3.0	3.0	(4.0)	3.0	3.0
Total	(2.5)%	100.0%	100.0%	(2.0)%	100.0%	100.0%
During the second quarter of 2013, volume declined 2.5 percent versus the second quarter of 2012. This decline reflects the poor weather conditions across our territories, impact of sustained macroeconomic weakness, and continued customer challenges from the impact of the French excise tax increase. Our volume performance during the second quarter of 2013 included a 2.5 percent decrease in the sale of sparkling beverages and a 2.0 percent decrease in the sales of still beverage brands. Volume in continental Europe (including our Norway and Sweden territories) declined 2.5 percent during the quarter, primarily driven by France and the Netherlands. Great Britain experienced an overall volume decrease of 1.5 percent, driven by a decline in sales of our both

COCA-COLA ENTERPRISES, INC.

sparkling and still beverage brands. The volume declines in both continental Europe and Great Britain were primarily driven by declines in our Coca-Cola Trademark brands, with the exception of Coca-Cola Zero which continued to perform well across our territories, growing more than 13 percent during the second quarter of 2013.
Our Coca-Cola trademark volume declined 2.5 percent in the second quarter of 2013 when compared to the second quarter of 2012. This decrease was driven by an overall decline in the sales of Coca-Cola Classic and Diet Coke/Coca-Cola light in continental Europe, offset partially by the continued strong performance of Coca-Cola Zero and growth in other Coca-Cola flavors across our territories, aided by the expanded distribution of Vanilla Coke. Sparkling flavors and energy volume was down 2.5 percent during the second quarter of 2013, driven by a decline in the sale of Schweppes, offset partially by the continued strong growth in Monster. Juices, isotonics, and other volume decreased 1.5 percent in the second quarter of 2013, reflecting a decline in Nestea versus strong prior year sales resulting from the re-launch of the brand in early 2012, offset partially by strong sales of Capri-Sun. Sales volume of our water brands decreased 5.0 percent in the second quarter of 2013, reflecting declines in Chaudfontaine in continental Europe and Schweppes Abbey Well in Great Britain.
We continue to focus on product and package innovation by increasing options for consumers. For example, we recently launched a 205ml slimline can in Great Britain and have introduced several brand extensions such as Coca-Cola Zero Cherry and Sprite with stevia in 2013. We have also seen success in our initiatives designed to build brand loyalty among consumers, including our "Share a Coke" program, which has achieved a high level of engagement with consumers.
Consumption
The following table summarizes our volume by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2013 versus the first six months of 2012 (selling days are the same in the second quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2013 Percent of Total	2012 Percent of Total	Change	2013 Percent of Total	2012 Percent of Total
Multi-serve(A)	(2.0)%	58.0%	58.0%	0.5%	58.5%	57.5%
Single-serve(B)	(3.0)	42.0	42.0	(5.0)	41.5	42.5
Total	(2.5)%	100.0%	100.0%	(2.0)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2013 versus the first six months of 2012 (selling days are the same in the second quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2013 Percent of Total	2012 Percent of Total	Change	2013 Percent of Total	2012 Percent of Total
PET (plastic)	(3.5)%	44.0%	44.5%	(1.0)%	44.5%	44.0%
Cans	(2.0)	40.0	40.0	(3.5)	39.5	40.5
Glass and other	—	16.0	15.5	(1.0)	16.0	15.5
Total	(2.5)%	100.0%	100.0%	(2.0)%	100.0%	100.0%

COCA-COLA ENTERPRISES, INC.

Cost of Sales
Cost of sales remained flat at $1.4 billion and $2.6 billion during the second quarter and first six months of 2013, respectively, versus the second quarter and first six months of 2012. These amounts include currency exchange rate increases of 0.5 percent for both the second quarter and first six months of 2013. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2013	First Six Months 2013
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	2.0%	2.5%
Bottle and can currency exchange rate changes	0.5	0.5
Change in cost of sales per case	2.5%	3.0%
Our bottle and can cost of sales per case grew 2.0 percent during the second quarter of 2013. This increase was primarily driven by increased sweetener cost, partially offset by moderating cost trends in other commodities, including aluminum. We continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses decreased $25 million, or 5.0 percent, in the second quarter of 2013 to $481 million from $506 million in the second quarter of 2012, and increased 1.5 percent during the first six months of 2013 to $1.0 billion. The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2013		First Six Months 2013
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(5)	(1.0)%	$(12)	(1.0)%
Selling and marketing expenses	(12)	(2.5)	(25)	(2.5)
Delivery and merchandising expenses	(12)	(2.5)	(11)	(1.0)
Warehousing expenses	(7)	(1.5)	(9)	(1.0)
Depreciation and amortization expenses	(3)	(0.5)	(7)	(0.5)
Net mark-to-market gains related to non-designated commodity hedges	(4)	(0.5)	(4)	(0.5)
Net impact of restructuring charges	19	3.5	76	7.5
Currency exchange rate changes	—	—	4	0.5
Other	(1)	—	1	—
Change in SD&A expenses	$(25)	(5.0)%	$13	1.5%
SD&A expenses as a percentage of net sales was 22.3 percent and 22.9 percent in the second quarter of 2013 and 2012, respectively, and 25.0 percent and 24.3 percent in the first six months of 2013 and 2012, respectively. During the second quarter of 2013, the decrease in our operating expenses was driven by continued strong operating expense control, reduced volume, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012. These declines were offset partially by increased restructuring charges, particularly related to our business transformation program.
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Subject to consultations with workers' councils, through this program we intend to: (1) streamline and reduce the cost structure of our finance support functions, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs.

COCA-COLA ENTERPRISES, INC.

Approximately $10 million of this amount is expected to be non-cash. During the second quarter and first six months of 2013, we recorded nonrecurring restructuring charges under this program totaling $24 million and $81 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in SD&A expenses on our Condensed Consolidated Statements of Income. For additional information about our business transformation program, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Norway Business Optimization
During 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project is scheduled to be completed by the end of 2013 and is expected to result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. We recorded nonrecurring restructuring charges during the second quarter of 2013 and 2012, totaling $10 million and $14 million, respectively, and during the first six months of 2013 and 2012, totaling $21 million and $22 million, respectively, under this program. For additional information about Norway business optimization, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Interest Expense, Net
Interest expense, net increased $1 million in the second quarter of 2013 to $24 million from $23 million in the second quarter of 2012. Interest expense, net increased $3 million in the first six months of 2013 to $49 million from $46 million in the first six months of 2012. The following table summarizes the primary items that impacted our interest expense, net for the periods presented ($ in millions):

	Second Quarter		First Six Months
	2013	2012	2013	2012
Average outstanding debt balance	$3,602	$3,051	$3,516	$3,038
Weighted average cost of debt	2.7%	2.9%	2.7%	2.9%
Fixed-rate debt (% of portfolio)	86%	79%	86%	79%
Floating-rate debt (% of portfolio)	14%	21%	14%	21%

Other Nonoperating (Expense) Income
Other nonoperating expense totaled $2 million and $4 million during the second quarter and first six months of 2013, respectively, compared to other nonoperating income of $2 million and $3 million during the second quarter and first six months of 2012, respectively. Our other nonoperating (expense) income principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 26 percent and 27 percent for the first six months of 2013 and 2012. We expect our underlying full year 2013 effective tax rate to be approximately 26 percent to 28 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first six months of 2013 and 2012.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At June 28, 2013, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At June 28, 2013, we had $429 million

COCA-COLA ENTERPRISES, INC.

in debt maturities in the next 12 months, including $16 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. During the second quarter and first six months of 2013, we repurchased $300 million and $600 million, respectively, in outstanding shares, resulting in a cash outflow of $588 million during the first six months due to the timing of settlements. We currently plan to repurchase at least $400 million in additional outstanding shares during the remainder of 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
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
At June 28, 2013, $276 million of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $109 million and $95 million during the first six months of 2013 and 2012, respectively. In February 2013, our Board of Directors approved a $0.04 per share increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.
Expiration of German Bottler Purchase Right
As part of the Merger, we received a right to acquire TCCC's interest in TCCC's German bottling operations for fair value between 18 and 39 months after the date of the Merger, on terms to be agreed. This right expired by its terms on May 25, 2013.
Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s and Fitch are stable. During the second quarter of 2013 our ratings outlook from S&P was revised from stable to negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 28, 2013. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first six months of 2013, our primary sources of cash included: (1) proceeds of $459 million on issuances of debt; (2) $147 million from operating activities; and (3) net issuances of commercial paper of $16 million. Our primary uses of cash included: (1) cash payments totaling $588 million for shares repurchased under our share repurchase program; (2) payments on debt of $217 million, primarily resulting from the maturing of our CHF 200 million notes; (3) capital asset investments of $149 million; (4) dividend payments on common stock of $109 million; and (5) contributions to our defined benefit pension plans of $33 million.
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

COCA-COLA ENTERPRISES, INC.

Operating Activities
Our net cash derived from operating activities totaled $147 million and $230 million in the first six months of 2013 and 2012, respectively. This decrease was primarily driven by our lower operating performance and a year-over-year increase in cash payments made under our restructuring programs, offset partially by a decrease in the amount of contributions made to our defined benefit plans. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.
Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Six Months
	2013	2012
Supply chain infrastructure improvements	$90	$87
Cold drink equipment	36	68
Information technology	16	18
Fleet and other	7	10
Total capital asset investments	$149	$183
During 2013, we expect our capital expenditures to be approximately $325 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $434 million during the first six months of 2013 versus $322 million during the first six months of 2012. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Six Months
Issuances of debt	Maturity Date	Rate	2013	2012
€350 million notes	May 2025	2.4%	$459	$—
Total issuances of debt, excluding commercial paper			459	—
Net issuances of commercial paper			16	166
Total issuances of debt			$475	$166

			First Six Months
Payments on debt	Maturity Date	Rate	2013	2012
CHF 200 notes	March 2013	3.8%	$(211)	$—
Other payments, net	—	—	(6)	(10)
Total payments on debt			$(217)	$(10)
During the first six months of 2013, our financing activities also included cash payments of $588 million for share repurchases under our share repurchase program and dividend payments on common stock of $109 million.
During the first six months of 2012, our financing activities included the repurchase of $375 million of shares under our share repurchase program and dividend payments on common stock of $95 million.
 Financial Position
Assets
Trade accounts receivable increased $219 million, or 15.5 percent, to $1.7 billion at June 28, 2013 from $1.4 billion at December 31, 2012. This increase was primarily attributable to the seasonality of our business, partially offset by currency exchange rate changes.
Inventories increased $57 million, or 15.0 percent, to $443 million at June 28, 2013 from $386 million at December 31, 2012. This increase was primarily driven by the seasonality of our business, offset partially by the effect of currency exchange rate changes.

COCA-COLA ENTERPRISES, INC.

Other current assets increased $49 million, or 31.0 percent, to $206 million at June 28, 2013 from $157 million at December 31, 2012. This increase was primarily driven by an increase in certain current deferred income tax assets and an increase in prepaid expenses.
Franchise license intangible assets, net and goodwill decreased $197 million, or 5.0 percent, to $3.9 billion at June 28, 2013 from $4.1 billion at December 31, 2012. This decrease was driven by the effect of currency exchange rate changes.
Other noncurrent assets increased $33 million, or 9.0 percent, to $404 million at June 28, 2013 from $371 million at December 31, 2012. This increase was primarily driven by an increase in our noncurrent assets related to our defined benefit pension plans and derivative financial instruments.
Liabilities and Equity
Accounts payable and accrued expenses remained flat at $1.8 billion as of June 28, 2013, reflecting an increase in employee compensation related to severance accruals under our business transformation program, offset by a decrease in accrued taxes payable and currency exchange rate changes. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt decreased $203 million to $429 million at June 28, 2013 from $632 million at December 31, 2012. This decrease was primarily driven by the maturity of our Swiss franc notes in March 2013.
Debt, less current portion increased $436 million to $3.3 billion at June 28, 2013 from $2.8 billion at December 31, 2012. This increase was primarily driven by the issuance of our €350 million notes, 2.4% notes due 2025 and net issuances of commercial paper of $16 million.
Other noncurrent liabilities decreased $33 million, or 12.0 percent, to $243 million at June 28, 2013 from $276 million at December 31, 2012. This decrease was primarily attributable to a decrease in our noncurrent liabilities related to derivative financial instruments.
Common stock in treasury, at cost increased $628 million, or 34.5 percent, to $2.5 billion at June 28, 2013 from $1.8 billion at December 31, 2012. This increase was primarily driven by our repurchase of $600 million in outstanding shares during the first six months of 2013 under our share repurchase program. The remaining difference primarily represents shares withheld for the payment of taxes upon the vesting of share-based payment awards.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $33 million and $69 million during the first six months of 2013 and 2012, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2013, as well as our actual contributions for the year ended December 31, 2012 (in millions):

	Projected(A) 2013	Actual(A) 2012
Total pension contributions	$65	$121
___________________________

(A)
These amounts represent only contributions made by CCE. During 2012, we contributed an incremental $65 million to our Great Britain defined benefit pension plan to improve the funded status of this plan, of which $40 million was contributed during the first six months of 2012. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

Contingencies
For information about our contingencies, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At June 28, 2013, approximately 86 percent of our debt portfolio was comprised of fixed-rate debt, and 14 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of June 28, 2013 would change the fair value of our fixed-rate debt outstanding as of June 28, 2013 by approximately $200 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of June 28, 2013 would change interest expense on an annual basis by approximately $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the second quarter of 2013 by approximately $30 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of June 28, 2013, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $15 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Internal Control Over Financial Reporting
There has been no change to the effectiveness of our internal control over financial reporting during the second quarter and first six months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, to streamline and reduce the cost structure of our finance support function we have established a new centralized shared services center. During the second quarter of 2013, certain transaction processing activities were transitioned to our new centralized shared services center. We do not expect this transition to materially affect our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2012.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the second quarter of 2013 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
March 30, 2013 through April 26, 2013	2.7	$36.72	2.7	$1,100.0
April 27, 2013 through May 24, 2013	3.4	37.34	2.6	1,000.0
May 25, 2013 through June 28, 2013	2.8	36.23	2.8	900.0
Total	8.9	$36.80	8.1	$900.0
___________________________

(A)
During the second quarter of 2013, 0.8 million of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted share units or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2012, our Board of Directors approved a resolution to authorize share repurchases for an aggregate price of not more than $1.5 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	July 25, 2013	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date:	July 25, 2013	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer