Form 10-Q
period 2013-09-27
COCA-COLA ENTERPRISES, INC.
filed 2013-10-24
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]  No  [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
259,642,510 Shares of $0.01 Par Value Common Stock as of September 27, 2013

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net sales	$2,174	$2,070	$6,180	$6,146
Cost of sales	1,387	1,295	4,006	3,908
Gross profit	787	775	2,174	2,238
Selling, delivery, and administrative expenses	473	469	1,477	1,460
Operating income	314	306	697	778
Interest expense, net	26	23	75	69
Other nonoperating income (expense)	1	1	(3)	4
Income before income taxes	289	284	619	713
Income tax expense	—	21	87	136
Net income	$289	$263	$532	$577
Basic earnings per share	$1.09	$0.91	$1.96	$1.94
Diluted earnings per share	$1.07	$0.89	$1.92	$1.90
Dividends declared per share	$0.20	$0.16	$0.60	$0.48
Basic weighted average shares outstanding	264	291	271	297
Diluted weighted average shares outstanding	269	297	277	304

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net income	$289	$263	$532	$577
Components of other comprehensive income:
Currency translations
Pretax activity, net	204	127	14	119
Tax effect	—	—	—	—
Currency translations, net of tax	204	127	14	119
Net investment hedges
Pretax activity, net	(52)	(31)	(34)	(18)
Tax effect	18	9	12	4
Net investment hedges, net of tax	(34)	(22)	(22)	(14)
Cash flow hedges
Pretax activity, net	(10)	(15)	18	(18)
Tax effect	3	4	(5)	4
Cash flow hedges, net of tax	(7)	(11)	13	(14)
Pension plan adjustments
Pretax activity, net	8	4	20	13
Tax effect	(2)	(1)	(4)	(3)
Pension plan adjustments, net of tax	6	3	16	10
Other comprehensive income, net of tax	169	97	21	101
Comprehensive income	$458	$360	$553	$678

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 27, 2013	December 31, 2012
ASSETS
Current:
Cash and cash equivalents	$488	$721
Trade accounts receivable, less allowances of $16 and $17, respectively	1,689	1,432
Amounts receivable from The Coca-Cola Company	80	66
Inventories	442	386
Other current assets	230	157
Total current assets	2,929	2,762
Property, plant, and equipment, net	2,282	2,322
Franchise license intangible assets, net	3,927	3,923
Goodwill	125	132
Other noncurrent assets	429	371
Total assets	$9,692	$9,510
LIABILITIES
Current:
Accounts payable and accrued expenses	$2,060	$1,844
Amounts payable to The Coca-Cola Company	140	103
Current portion of debt	594	632
Total current liabilities	2,794	2,579
Debt, less current portion	3,321	2,834
Other noncurrent liabilities	249	276
Noncurrent deferred income tax liabilities	1,119	1,128
Total liabilities	7,483	6,817
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 351,788,230 and 348,760,432 shares, respectively	3	3
Additional paid-in capital	3,881	3,825
Reinvested earnings	1,494	1,126
Accumulated other comprehensive loss	(409)	(430)
Common stock in treasury, at cost – 92,145,720 and 66,724,738 shares, respectively	(2,760)	(1,831)
Total shareowners’ equity	2,209	2,693
Total liabilities and shareowners’ equity	$9,692	$9,510

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Nine Months
	2013	2012
Cash Flows from Operating Activities:
Net income	$532	$577
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	231	252
Share-based compensation expense	24	27
Deferred income tax benefit	(66)	(72)
Pension expense less than contributions	(3)	(52)
Net changes in assets and liabilities	(121)	(49)
Net cash derived from operating activities	597	683
Cash Flows from Investing Activities:
Capital asset investments	(220)	(254)
Capital asset disposals	—	13
Net cash used in investing activities	(220)	(241)
Cash Flows from Financing Activities:
Net change in commercial paper	182	—
Issuances of debt	459	430
Payments on debt	(220)	(13)
Shares repurchased under share repurchase programs	(888)	(600)
Dividend payments on common stock	(161)	(142)
Other financing activities, net	8	(5)
Net cash used in financing activities	(620)	(330)
Net effect of currency exchange rate changes on cash and cash equivalents	10	7
Net Change in Cash and Cash Equivalents	(233)	119
Cash and Cash Equivalents at Beginning of Period	721	684
Cash and Cash Equivalents at End of Period	$488	$803

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on an interim period basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period. Accordingly, our results for the third quarter and first nine months of 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
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

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	September 27, 2013	December 31, 2012
Finished goods	$278	$220
Raw materials and supplies	164	166
Total inventories	$442	$386

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	September 27, 2013	December 31, 2012
Land	$163	$161
Building and improvements	1,007	948
Machinery, equipment, and containers	1,737	1,625
Cold drink equipment	1,666	1,602
Vehicle fleet	116	122
Furniture, office equipment, and software	406	379
Property, plant, and equipment	5,095	4,837
Accumulated depreciation and amortization	(2,956)	(2,756)
	2,139	2,081
Construction in process	143	241
Property, plant, and equipment, net	$2,282	$2,322

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	September 27, 2013	December 31, 2012
Trade accounts payable	$573	$462
Accrued customer marketing costs	607	555
Accrued compensation and benefits	338	288
Accrued taxes	246	262
Accrued deposits	74	87
Other accrued expenses	222	190
Accounts payable and accrued expenses	$2,060	$1,844

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Amounts affecting net sales:
Fountain syrup and packaged product sales	$5	$4	$13	$10
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(568)	$(525)	$(1,735)	$(1,678)
Purchases of finished products	(15)	(16)	(43)	(46)
Marketing support funding earned	52	59	148	165
Total	$(531)	$(482)	$(1,630)	$(1,559)
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	September 27, 2013	December 31, 2012
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$17	$31
Interest rate swap agreements(B)	Other current assets	2	2
Foreign currency contracts	Other noncurrent assets	1	3
Total		20	36
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	—	1
Commodity contracts	Other noncurrent assets	—	1
Total		—	2
Total Assets		$20	$38
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$49	$41
Foreign currency contracts	Other noncurrent liabilities	28	33
Total		77	74
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	—	1
Commodity contracts	Accounts payable and accrued expenses	11	6
Commodity contracts	Other noncurrent liabilities	2	—
Total		13	7
Total Liabilities		$90	$81
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

(B)	Amount includes the gross interest receivable on our interest rate swap agreements.
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
The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of the dates presented:

	September 27, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	USD 400 million	November 2013	USD 400 million	November 2013
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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	September 27, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.7 billion	June 2021	USD 1.8 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Cash Flow Hedging Instruments	2013	2012	2013	2012
Foreign currency contracts	$(41)	$(30)	$9	$(35)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings
		Third Quarter		First Nine Months
Cash Flow Hedging Instruments	Location - Statements of Income	2013	2012	2013	2012
Foreign currency contracts	Cost of sales	$1	$(4)	$2	$(10)
Foreign currency contracts(B)	Other nonoperating income (expense)	(35)	(15)	(6)	(11)
Total		$(34)	$(19)	$(4)	$(21)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

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
The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	September 27, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	n/a	n/a	USD 85 million	March 2013
Commodity contracts	USD 148 million	December 2015	USD 171 million	December 2014
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		Third Quarter		First Nine Months
Non-Designated Hedging Instruments	Location - Statements of Income	2013	2012	2013	2012
Commodity contracts	Cost of sales	$(3)	$8	$(16)	$3
Commodity contracts	Selling, delivery, and administrative expenses	—	4	—	3
Foreign currency contracts	Other nonoperating income (expense)(A)	(6)	(16)	1	(21)
	Total	$(9)	$(4)	$(15)	$(15)
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
As of September 27, 2013, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $13 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2012	$(5)	$—	$(5)
Amounts recognized during the period and recorded in our Corporate segment, net	(15)	—	(15)
Amounts transferred from our Corporate segment to our Europe operating segment, net	7	—	7
Balance at September 27, 2013	$(13)	$—	$(13)
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
The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	September 27, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 450 million	November 2014	USD 360 million	December 2013
Foreign currency denominated debt	USD 947 million	May 2025	USD 462 million	December 2019

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Net Investment Hedging Instruments	2013	2012	2013	2012
Foreign currency contracts	$(11)	$(22)	$(5)	$(14)
Foreign currency denominated debt	(23)	—	(17)	—
Total	$(34)	$(22)	$(22)	$(14)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	September 27, 2013		December 31, 2012
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$182	0.2%	$—	—%
U.S. dollar notes due 2013-2021	2,291	2.6	2,291	2.6
Euro notes due 2017-2025(B)	1,411	2.5	918	2.6
Swiss franc notes due 2013(C)	—	—	218	3.8
Capital lease obligations(D)	31	n/a	39	n/a
Total debt(E)	3,915		3,466
Current portion of debt	(594)		(632)
Debt, less current portion	$3,321		$2,834
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In May 2013, we issued €350 million, 2.4 percent notes due 2025.

(C)	In March 2013, CHF 200 million ($211 million), 3.8 percent notes matured.

(D)	These amounts represent the present value of our minimum capital lease payments.

(E)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.9 billion and $3.6 billion at September 27, 2013 and December 31, 2012, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At September 27, 2013, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 27, 2013. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Components of net periodic benefit costs:
Service cost	$14	$13	$43	$39
Interest cost	14	14	42	42
Expected return on plan assets	(22)	(20)	(64)	(60)
Amortization of net prior service cost	2	1	4	4
Amortization of actuarial loss	6	3	16	9
Net periodic benefit cost	14	11	41	34
Other(A)	—	—	2	—
Total costs	$14	$11	$43	$34
___________________________

(A)	During the first nine months of 2013, we recorded additional pension expense related to our restructuring activities (refer to Note 13).
Contributions
Contributions to our pension plans totaled $46 million and $86 million during the first nine months of 2013 and 2012, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2013, as well as actual contributions for the year ended December 31, 2012 (in millions):

	Projected(A) 2013	Actual(A) 2012
Total pension contributions	$65	$121
___________________________

(A)
These amounts represent only contributions made by CCE. During 2012, we contributed an incremental $65 million to our Great Britain defined benefit pension plan to improve the funded status of the plan, of which $40 million was contributed during the first nine months of 2012. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 10—TAXES
Our effective tax rate was approximately 14 percent and 19 percent for the first nine months of 2013 and 2012, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Nine Months
	2013	2012
U.S. federal statutory expense	$217	$250
Taxation of foreign operations, net(A)	(115)	(121)
U.S. taxation of foreign earnings, net of tax credits	57	46
Nondeductible items	(4)	8
Rate and law change benefit, net(B)(C)	(71)	(50)
Other, net	3	3
Total provision for income taxes	$87	$136
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

(B)
During the third quarter of 2013, the United Kingdom enacted a corporate income tax rate reduction of 3 percentage points, 2 percentage points effective April 1, 2014, and 1 percentage point effective April 1, 2015. As a result, we recognized a deferred tax benefit of approximately $71 million during the third quarter of 2013 to reflect the impact of this change.

(C)
During the third quarter of 2012, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we recognized a deferred tax benefit of $50 million during the third quarter of 2012 to reflect the impact of this change.

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
Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a Tax Sharing Agreement (TSA) with TCCC. Under the TSA, we agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA. Some of these indemnifications extend through 2014. As of September 27, 2013, the remaining liability related to these indemnifications was $16 million, of which $15 million is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets, and $1 million is recorded in other noncurrent liabilities on our Condensed Consolidated Balance Sheets.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net income	$289	$263	$532	$577
Basic weighted average shares outstanding	264	291	271	297
Effect of dilutive securities(A)	5	6	6	7
Diluted weighted average shares outstanding	269	297	277	304
Basic earnings per share	$1.09	$0.91	$1.96	$1.94
Diluted earnings per share	$1.07	$0.89	$1.92	$1.90
___________________________

(A)
Options to purchase 8.0 million and 8.1 million shares were outstanding as of September 27, 2013 and September 28, 2012, respectively. During both the third quarter and first nine months of 2012, options to purchase 1.2 million shares were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

Under our share repurchase program, during the third quarter of 2013 and 2012, we repurchased 7.9 million and 7.7 million shares, respectively, and during the first nine months of 2013 and 2012 we repurchased 24.6 million and 21.3 million shares, respectively. Refer to Note 15.
During the first nine months of 2013, we issued an aggregate of 0.9 million shares of common stock from the exercise of share options with a total intrinsic value of $17 million.
Dividend payments on our common stock totaled $161 million and $142 million during the first nine months of 2013 and 2012, respectively. In February 2013, our Board of Directors approved a $0.04 per share increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first nine months of 2013 or 2012.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Third Quarter 2013:
Net sales	$2,174	$—	$2,174
Operating income (loss)	350	(36)	314
Third Quarter 2012:
Net sales	$2,070	$—	$2,070
Operating income (loss)	322	(16)	306
First Nine Months 2013:
Net sales(A)	$6,180	$—	$6,180
Operating income (loss)(B)	804	(107)	697
First Nine Months 2012:
Net sales(A)	$6,146	$—	$6,146
Operating income (loss)(B)	879	(101)	778
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Nine Months
	2013	2012
Net sales:
Great Britain	33%	34%
France	30	30
Belgium	15	15
The Netherlands	8	8
Norway	8	7
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $8 million for the first nine months of 2013, and net mark-to-market gains of $3 million for the first nine months of 2012. As of September 27, 2013, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $13 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Europe	$7	$12	$109	$34
Corporate	—	—	—	—
Total	$7	$12	$109	$34
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $200 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $10 million of this amount is expected to be non-cash. During the third quarter and first nine months of 2013, we recorded nonrecurring restructuring charges under this program totaling $6 million and $87 million, respectively. During both the third quarter and first nine months of 2012, we recorded nonrecurring restructuring charges under this program totaling $2 million. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Other(B)	Total
Balance at December 31, 2011	$—	$—	$—
Provision	41	5	46
Cash payments	—	(2)	(2)
Noncash items	—	(2)	(2)
Balance at December 31, 2012(A)	41	1	42
Provision	63	24	87
Cash payments	(35)	(9)	(44)
Noncash items	—	(6)	(6)
Balance at September 27, 2013(A)	$69	$10	$79
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

(B)	These charges primarily relate to program management and consulting costs.
Norway Business Optimization
During 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project includes changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we are transitioning from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts are designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. The transition has resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. This project is scheduled to be completed by the end of 2013, and will result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During the third quarter and first nine months of 2013, we recorded restructuring charges of $1 million and $22 million, respectively, under this program. During the third quarter and first nine months of 2012, we recorded restructuring charges of $10 million and $32 million, respectively, under this program. As of September 27, 2013, we had invested $52 million in cumulative capital expenditures under this program. Substantially all of the nonrecurring restructuring charges are included in SD&A expenses on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Other(B)	Total
Balance at December 31, 2011	$—	$—	$—	$—
Provision	5	18	16	39
Cash payments	(2)	—	(12)	(14)
Noncash items	—	(18)	—	(18)
Balance at December 31, 2012(C)	3	—	4	7
Provision	2	5	15	22
Cash payments	(5)	—	(18)	(23)
Noncash items	—	(5)	—	(5)
Balance at September 27, 2013(C)	$—	$—	$1	$1
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
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at December 31, 2012	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive income (loss) before reclassifications	14	(22)	9	—	1
Amounts reclassified from AOCI	—	—	4	16	20
Net change in other comprehensive income (loss)	14	(22)	13	16	21
Balance at September 27, 2013	$(27)	$(36)	$(9)	$(337)	$(409)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. During the third quarter and first nine months of 2013, we repurchased $300 million and $900 million, respectively, in outstanding shares, representing 7.9 million and 24.6 million shares, respectively, at an average price of $37.89 and $36.53 per share, respectively. Total cash paid during the first nine months of 2013 for these share repurchases totaled $888 million due to the timing of settlement. We currently plan to repurchase at least $100 million in additional outstanding shares during the fourth quarter of 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	September 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$20	$—	$20	$—
Derivative liabilities(A)	$90	$—	$90	$—
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$38	$—	$38	$—
Derivative liabilities(A)	$81	$—	$81	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the third quarter and first nine months of 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
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
Financial Results
Our net income in the third quarter of 2013 was $289 million, or $1.07 per diluted share, compared to net income of $263 million, or $0.89 per diluted share, in the third quarter of 2012. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Third Quarter 2013

•	Charges totaling $7 million ($4 million net of tax, or $0.01 per diluted common share) related to restructuring activities;

•	Net mark-to-market gains totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

•
A deferred tax benefit of $71 million ($0.26 per diluted common share) due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 3 percentage points, 2 percentage points effective April 1, 2014, and 1 percentage point effective April 1, 2015.

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

COCA-COLA ENTERPRISES, INC.

Financial Summary
Our financial performance during the third quarter of 2013 reflects the impact of the following significant factors:

•
Year-over-year volume growth of 2.5 percent, attributable to the successful execution of our key summer marketing activities, namely our "Share a Coke" campaign, and improved weather conditions during the quarter, including an exceptionally warm July;

•	Strong growth in sales of our sparkling beverage portfolio, led by our Coca-Cola trademark beverage brands, offset partially by lower volume for our still beverage portfolio;

•	Bottle and can net price per case growth of 0.5 percent reflecting a more modest approach to pricing in light of current marketplace conditions;

•
A decrease in our underlying operating expenses resulting from our continued commitment to operating expense control, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012; and

•
The continuation of our share repurchase program, which increased diluted earnings per share in the third quarter of 2013 by approximately 10.0 percent ($0.10 per diluted share) when compared to the third quarter of 2012.

During the third quarter of 2013, we delivered solid operating results driven by the successful execution of our summer marketing activities and improved weather conditions, including an exceptionally warm July. Despite the continued impact of persistent marketplace challenges and sustained macroeconomic headwinds, we achieved volume growth of 2.5 percent during the quarter. Our bottle and can net price per case grew 0.5 percent during the quarter reflecting modest year-over-year rate increases, partially offset by negative mix-shifts into multi-serve packages.
Volume in our continental European territories (including Norway and Sweden) increased 2.5 percent during the quarter, reflecting sales growth of our sparkling beverage brands. Volume in Great Britain increased 3.0 percent for the quarter, primarily driven by strong growth in our Coca-Cola trademark portfolio. Across our territories, Coca-Cola Classic achieved a volume gain of 4.0 percent, and Coca-Cola Zero continued its strong performance, growing 23.0 percent during the quarter. These results were partially offset by lower volume for our still beverage portfolio, particularly Capri-Sun which had double-digit growth in the prior year.
Our summer marketing initiatives played a key role in our performance during the third quarter of 2013. Our "Share a Coke" campaign and "Coke with Meals" initiative have increased levels of engagement with consumers and boosted our success with customers. We continue to focus on product and package innovation by expanding our options in the marketplace. For example, we have launched a new 250-ML slimline can, which offers consumers a smaller, lower price single-serve option. These initiatives have contributed to the performance of our core Coca-Cola trademark brands.
Our bottle and can cost of sales per case grew 1.5 percent during the third quarter of 2013. While cost trends have continued to moderate for many of our key commodities, the overall cost environment remains volatile. As such, we continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
During the third quarter of 2013, we experienced a currency neutral decrease in operating expenses primarily resulting from continued strong operating expense control, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012.
Our earnings per share also benefited from our share repurchases, which increased earnings per diluted share during the third quarter of 2013 by approximately $0.10 when compared to the third quarter of 2012. We plan to continue our share repurchases during the remainder of 2013 and expect to repurchase at least $1 billion of our shares during the current year.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	62.6	64.8	63.6
Gross profit	36.2	37.4	35.2	36.4
Selling, delivery, and administrative expenses	21.8	22.6	23.9	23.7
Operating income	14.4	14.8	11.3	12.7
Interest expense, net	1.1	1.1	1.3	1.1
Other nonoperating income (expense)	—	—	—	—
Income before income taxes	13.3	13.7	10.0	11.6
Income tax expense	—	1.0	1.4	2.2
Net income	13.3%	12.7%	8.6%	9.4%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2013		2012		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$350	111.5%	$322	105.0%	$804	115.5%	$879	113.0%
Corporate	(36)	(11.5)	(16)	(5.0)	(107)	(15.5)	(101)	(13.0)
Consolidated	$314	100.0%	$306	100.0%	$697	100.0%	$778	100.0%
During the third quarter and first nine months of 2013, we had operating income of $314 million and $697 million, respectively, compared to $306 million and $778 million in the third quarter and first nine months of 2012, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2013		First Nine Months 2013
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$1	0.5%	$23	3.0%
Impact of bottle and can cost-mix on gross profit	(16)	(5.5)	(79)	(10.5)
Impact of bottle and can volume on gross profit	18	6.0	(9)	(1.5)
Impact of bottle and can selling day shift on gross profit	—	—	(8)	(1.0)
Impact of post-mix, non-trade, and other on gross profit	(4)	(1.5)	(1)	—
Net mark-to-market gains related to non-designated commodity hedges	(11)	(3.5)	(11)	(1.5)
Net impact of restructuring charges	5	1.5	(75)	(9.5)
Other selling, delivery, and administrative expenses	6	2.0	69	9.0
Currency exchange rate changes	9	3.0	11	1.5
Other changes	—	—	(1)	—
Change in operating income	$8	2.5%	$(81)	(10.5)%

COCA-COLA ENTERPRISES, INC.

Net Sales
Net sales increased 5.0 percent in the third quarter of 2013 to $2.2 billion, and increased 0.5 percent in the first nine months of 2013 to $6.2 billion. These changes include currency exchange rate increases of 2.5 percent and 1.0 percent for the third quarter and first nine months of 2013, respectively.
Net sales per case increased 3.0 percent in the third quarter of 2013 versus the third quarter of 2012, and increased 1.5 percent in the first nine months of 2013 versus the first nine months of 2012. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2013	First Nine Months 2013
Changes in net sales per case:
Bottle and can net price per case	0.5%	0.5%
Bottle and can currency exchange rate changes	2.5	1.0
Change in net sales per case	3.0%	1.5%
During the third quarter of 2013, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case increased 0.5 percent during the third quarter of 2013, reflecting a more modest approach to pricing in light of current marketplace challenges, and negative mix-shifts into multi-serve packages.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2013 versus the first nine months of 2012 (selling days are the same in the third quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Third Quarter 2013	First Nine Months 2013
Change in volume	2.5%	(1.0)%
Impact of selling day shift(A)	—	0.5
Change in volume, adjusted for selling day shift	2.5%	(0.5)%
___________________________

(A)	Represents the impact of changes in selling dates between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2013 versus the first nine months of 2012 (selling days are the same in the third quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2013 Percent of Total	2012 Percent of Total	Change	2013 Percent of Total	2012 Percent of Total
Coca-Cola trademark	5.0%	67.0%	66.0%	—%	68.0%	68.0%
Sparkling flavors and energy	1.0	18.5	18.5	(0.5)	18.0	18.0
Juices, isotonics, and other	(5.0)	11.0	11.5	(2.0)	10.5	10.5
Water	(6.0)	3.5	4.0	(4.5)	3.5	3.5
Total	2.5%	100.0%	100.0%	(0.5)%	100.0%	100.0%
During the third quarter of 2013, volume increased 2.5 percent versus the third quarter of 2012. Our volume performance during the third quarter of 2013 included a 4.0 percent increase in the sale of sparkling beverage brands and a 5.0 percent decline in the sales of still beverage brands. Volume in continental Europe (including our Norway and Sweden territories) increased 2.5 percent during the quarter, while volume in Great Britain grew 3.0 percent. The volume performance in both continental Europe and Great Britain reflects the strong growth in our Coca-Cola trademark beverages, partially offset by softness in our still beverage portfolio when compared to double-digit growth in the prior year.

COCA-COLA ENTERPRISES, INC.

Our Coca-Cola trademark beverage brand volume increased 5.0 percent in the third quarter of 2013 when compared to the third quarter of 2012. This increase was primarily attributable to strong growth in Coca-Cola Classic sales of 4.0 percent, and the continued success of Coca-Cola Zero across our territories. Sales of other Coca-Cola flavors, such as Cherry Coke Zero and Vanilla Coke, also increased nearly 10.0 percent over prior year. Sparkling flavors and energy volume grew 1.0 percent during the third quarter of 2013, driven by increases in the sales of Fanta and Schweppes, as well as continued growth in our energy portfolio, including Monster and Relentless. Juices, isotonics, and other volume decreased 5.0 percent in the third quarter of 2013 versus strong prior year growth, reflecting declines in Capri-Sun, Ocean Spray, and Powerade. Sales volume of our water brands decreased 6.0 percent in the third quarter of 2013, driven by a decline in Schweppes Abbey Well in Great Britain, which was the official water of the 2012 London Olympic Games.
Our summer marketing initiatives played a key role in our performance during the third quarter of 2013. Our "Share a Coke" campaign and "Coke with Meals" initiative have increased levels of engagement with consumers and boosted our success with customers. We continue to focus on product and package innovation by expanding our options in the marketplace. For example, we have launched a new 250-ML slimline can, which offers consumers a smaller, lower price single-serve option. These initiatives have contributed to the performance of our core Coca-Cola trademark brands.
Consumption
The following table summarizes our volume by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2013 versus the first nine months of 2012 (selling days are the same in the third quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2013 Percent of Total	2012 Percent of Total	Change	2013 Percent of Total	2012 Percent of Total
Multi-serve(A)	5.0%	57.0%	55.5%	2.0%	58.0%	56.5%
Single-serve(B)	(0.5)	43.0	44.5	(3.5)	42.0	43.5
Total	2.5%	100.0%	100.0%	(0.5)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2013 versus the first nine months of 2012 (selling days are the same in the third quarter of 2013 and 2012; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2013 Percent of Total	2012 Percent of Total	Change	2013 Percent of Total	2012 Percent of Total
PET (plastic)	1.5%	43.0%	43.5%	—%	44.0%	44.0%
Cans	6.5	41.0	39.5	—	40.0	40.0
Glass and other	(4.5)	16.0	17.0	(2.0)	16.0	16.0
Total	2.5%	100.0%	100.0%	(0.5)%	100.0%	100.0%
Cost of Sales
Cost of sales increased 7.0 percent and 2.5 percent to $1.4 billion and $4.0 billion during the third quarter and first nine months of 2013, respectively, versus the third quarter and first nine months of 2012. These amounts include currency exchange rate increases of 2.5 percent and 1.0 percent for the third quarter and first nine months of 2013, respectively.

COCA-COLA ENTERPRISES, INC.

Cost of sales per case increased 4.5 percent in the third quarter of 2013 versus the third quarter of 2012, and increased 3.5 percent in the first nine months of 2013 versus the first nine months of 2012. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2013	First Nine Months 2013
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	1.5%	2.0%
Bottle and can currency exchange rate changes	2.5	1.0
Post mix, non-trade, and other	0.5	0.5
Change in cost of sales per case	4.5%	3.5%
Our bottle and can cost of sales per case grew 1.5 percent during the third quarter of 2013. While cost trends have continued to moderate for many of our key commodities, the overall cost environment remains volatile. As such, we continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses increased $4 million, or 1.0 percent, in the third quarter of 2013 to $473 million from $469 million in the third quarter of 2012, and increased $17 million, or 1.0 percent during the first nine months of 2013 to $1.5 billion. These changes include currency exchange rate increases of 2.5 percent and 1.0 percent for the third quarter and first nine months of 2013, respectively.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2013		First Nine Months 2013
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$6	1.5%	$(6)	(0.5)%
Selling and marketing expenses	(1)	(0.5)	(26)	(2.0)
Delivery and merchandising expenses	(4)	(1.0)	(15)	(1.0)
Warehousing expenses	(5)	(1.0)	(14)	(1.0)
Depreciation and amortization expenses	(2)	(0.5)	(9)	(0.5)
Net mark-to-market gains related to non-designated commodity hedges	4	1.0	—	—
Net impact of restructuring charges	(5)	(1.0)	71	5.0
Currency exchange rate changes	11	2.5	15	1.0
Other	—	—	1	—
Change in SD&A expenses	$4	1.0%	$17	1.0%
SD&A expenses as a percentage of net sales was 21.8 percent and 22.6 percent in the third quarter of 2013 and 2012, respectively, and 23.9 percent and 23.7 percent in the first nine months of 2013 and 2012, respectively. During the third quarter of 2013, we experienced a decrease in operating expenses on a currency neutral basis, primarily resulting from our continued focus on operating expense control, and lower marketing spend when compared to the London Olympics-related marketing spend in 2012.
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

COCA-COLA ENTERPRISES, INC.

Approximately $10 million of this amount is expected to be non-cash. During the third quarter and first nine months of 2013, we recorded nonrecurring restructuring charges under this program totaling $6 million and $87 million, respectively. During both the third quarter and first nine months of 2012, we recorded nonrecurring restructuring charges under this program totaling $2 million. Substantially all nonrecurring restructuring charges related to this program are included in SD&A on our Condensed Consolidated Statements of Income. For additional information about our business transformation program, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Norway Business Optimization
During 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project is scheduled to be completed by the end of 2013, and will result in approximately $60 million in capital expenditures and approximately $60 million in nonrecurring restructuring charges. During the third quarter and first nine months of 2013, we recorded restructuring charges of $1 million and $22 million, respectively, under this program. During the third quarter and first nine months of 2012, we recorded restructuring charges of $10 million and $32 million, respectively, under this program. For additional information about Norway business optimization, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Interest Expense, Net
Interest expense, net increased $3 million in the third quarter of 2013 to $26 million from $23 million in the third quarter of 2012. Interest expense, net increased $6 million in the first nine months of 2013 to $75 million from $69 million in the first nine months of 2012. The following table summarizes the primary items that impacted our interest expense, net for the periods presented ($ in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Average outstanding debt balance	$3,820	$3,364	$3,618	$3,146
Weighted average cost of debt	2.7%	2.8%	2.7%	2.9%
Fixed-rate debt (% of portfolio)	83%	85%	83%	85%
Floating-rate debt (% of portfolio)	17%	15%	17%	15%

Other Nonoperating Income (Expense)
Other nonoperating income totaled $1 million for both the third quarter of 2013 and 2012. Other nonoperating expense totaled $3 million during the first nine months of 2013, versus other nonoperating income of $4 million during the first nine months of 2012. Our other nonoperating income (expense) principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 14 percent and 19 percent for the first nine months of 2013 and 2012. We expect our underlying full year 2013 effective tax rate to be approximately 26 percent to 27 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first nine months of 2013 and 2012.
During the third quarter of 2013, the United Kingdom enacted a corporate income tax rate reduction of 3 percentage points, 2 percentage points effective April 1, 2014, and 1 percentage point effective April 1, 2015. As a result, we recognized a deferred tax benefit of approximately $71 million during the third quarter of 2013 to reflect the impact of this change.
During the third quarter of 2012, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we recognized a deferred tax benefit of $50 million during the third quarter of 2012 to reflect the impact of this change.
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

COCA-COLA ENTERPRISES, INC.

and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe that we are at significant risk of default by our counterparties.
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At September 27, 2013, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At September 27, 2013, we had $594 million in debt maturities in the next 12 months, including $182 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion. During the third quarter and first nine months of 2013, we repurchased $300 million and $900 million, respectively, in outstanding shares, resulting in a cash outflow of $888 million during the first nine months of 2013 due to the timing of settlement. We currently plan to repurchase at least $100 million in additional outstanding shares during the fourth quarter of 2013 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
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
At September 27, 2013, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $161 million and $142 million during the first nine months of 2013 and 2012, respectively. In February 2013, our Board of Directors approved a $0.04 per share increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013.
Expiration of German Bottler Purchase Right
As part of the Merger, we received a right to acquire TCCC's interest in TCCC's German bottling operations for fair value between 18 and 39 months after the date of the Merger, on terms to be agreed. This right expired by its terms on May 25, 2013.
Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s and Fitch are stable. During the second quarter of 2013, our ratings outlook from S&P was revised from stable to negative and has remained as such through the third quarter of 2013. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 27, 2013. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES, INC.

Summary of Cash Activities
During the first nine months of 2013, our primary sources of cash included: (1) $597 million from operating activities (2) proceeds of $459 million on issuances of debt; and (3) net issuances of commercial paper of $182 million. Our primary uses of cash included: (1) cash payments totaling $888 million for shares repurchased under our share repurchase program; (2) payments on debt of $220 million, primarily resulting from the maturing of our Swiss franc 200 million notes; (3) capital asset investments of $220 million; (4) dividend payments on common stock of $161 million; (5) cash payments related to our restructuring programs of $67 million; and (6) contributions to our defined benefit pension plans of $46 million.
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
Operating Activities
Our net cash derived from operating activities totaled $597 million and $683 million in the first nine months of 2013 and 2012, respectively. This decrease was primarily driven by year-over-year increase in cash payments made under our restructuring programs, offset partially by a decrease in the amount of contributions made to our defined benefit plans. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.
Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Nine Months
	2013	2012
Supply chain infrastructure improvements	$126	$123
Cold drink equipment	57	89
Information technology	26	29
Fleet and other	11	13
Total capital asset investments	$220	$254
During 2013, we expect our capital expenditures to be approximately $300 million to $325 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $620 million during the first nine months of 2013 versus $330 million during the first nine months of 2012. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Nine Months
Issuances of debt	Maturity Date	Rate	2013	2012
€350 million notes	December 2019	2.0%	$—	$430
€350 million notes	May 2025	2.4%	459	—
Total issuances of debt, excluding commercial paper			459	430
Net issuances of commercial paper			182	—
Total issuances of debt			$641	$430

			First Nine Months
Payments on debt	Maturity Date	Rate	2013	2012
CHF 200 notes	March 2013	3.8%	$(211)	$—
Other payments, net	—	—	(9)	(13)
Total payments on debt			$(220)	$(13)
During the first nine months of 2013, our financing activities also included cash payments of $888 million for share repurchases under our share repurchase program and dividend payments on common stock of $161 million.

COCA-COLA ENTERPRISES, INC.

During the first nine months of 2012, our financing activities also included the repurchase of $600 million of shares under our share repurchase program and dividend payments on common stock of $142 million.
Financial Position
Assets
Trade accounts receivable increased $257 million, or 18.0 percent, to $1.7 billion at September 27, 2013 from $1.4 billion at December 31, 2012. This increase was primarily attributable to the seasonality of our business and currency exchange rate changes.
Inventories increased $56 million, or 14.5 percent, to $442 million at September 27, 2013 from $386 million at December 31, 2012. This increase was primarily driven by the seasonality of our business and currency exchange rate changes.
Other current assets increased $73 million, or 46.5 percent, to $230 million at September 27, 2013 from $157 million at December 31, 2012. This increase was primarily driven by an increase in certain current deferred income tax assets and an increase in prepaid expenses.
Other noncurrent assets increased $58 million, or 15.5 percent, to $429 million at September 27, 2013 from $371 million at December 31, 2012. This increase was primarily driven by an increase in our noncurrent assets related to our defined benefit pension plans as well as an increase in certain noncurrent deferred income tax assets.
Liabilities and Equity
Accounts payable and accrued expenses increased $216 million, or 11.5 percent, to $2.1 billion as of September 27, 2013 from $1.8 billion. The increase in accounts payable was primarily driven by the seasonality of our business and timing of payments. The increase in our accrued expenses reflects an increase in employee compensation related to severance accruals under our business transformation program and an increase in our customer marketing programs due, in part, to the Norway business optimization program that resulted in the transition of certain customer discounts from on-invoice deductions to off-invoice customer marketing programs. These changes were partially offset by a decrease in our accrued taxes payable. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt decreased $38 million to $594 million at September 27, 2013 from $632 million at December 31, 2012. This decrease was primarily driven by the maturity of our Swiss franc notes in March 2013, partially offset by net issuances of commercial paper of $182 million.
Debt, less current portion increased $487 million to $3.3 billion at September 27, 2013 from $2.8 billion at December 31, 2012. This increase was driven by the issuance in May 2013 of our €350 million notes, 2.4 percent notes due 2025.
Other noncurrent liabilities decreased $27 million, or 10.0 percent, to $249 million at September 27, 2013 from $276 million at December 31, 2012. This decrease was primarily attributable to certain incentive compensation amounts which became current during the third quarter of 2013.
Common stock in treasury, at cost increased $929 million, or 50.5 percent, to $2.8 billion at September 27, 2013 from $1.8 billion at December 31, 2012. This increase was primarily driven by our repurchase of $900 million in outstanding shares during the first nine months of 2013 under our share repurchase program. The remaining difference represents shares withheld for the payment of taxes upon the vesting of share-based payment awards.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $46 million and $86 million during the first nine months of 2013 and 2012, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2013, as well as our actual contributions for the year ended December 31, 2012 (in millions):

	Projected(A) 2013	Actual(A) 2012
Total pension contributions	$65	$121
___________________________

(A)
These amounts represent only contributions made by CCE. During 2012, we contributed an incremental $65 million to our Great Britain defined benefit pension plan to improve the funded status of this plan, of which $40 million was contributed during the first nine months of 2012. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES, INC.

Contingencies
For information about our contingencies, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At September 27, 2013, approximately 83 percent of our debt portfolio was comprised of fixed-rate debt, and 17 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of September 27, 2013 would change the fair value of our fixed-rate debt outstanding as of September 27, 2013 by approximately $200 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of September 27, 2013 would change interest expense on an annual basis by approximately $7 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the third quarter of 2013 by approximately $30 million.
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher sales prices. As such, we are subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum, PET (plastic), steel, sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $30 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of September 27, 2013, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $15 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Coca-Cola Enterprises, Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
There has been no change to the effectiveness of our internal control over financial reporting during the third quarter and first nine months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, to streamline and reduce the cost structure of our finance support function we have established a new centralized shared services center. During 2013, certain transaction processing activities were transitioned to our new centralized shared services center. We do not expect this transition to materially affect our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2012.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the third quarter of 2013 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
June 29, 2013 through July 26, 2013	2.7	$36.54	2.7	$800.0
July 27, 2013 through August 23, 2013	2.6	37.93	2.6	700.0
August 24, 2013 through September 27, 2013	2.6	39.33	2.6	600.0
Total	7.9	$37.90	7.9	$600.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

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

COCA-COLA ENTERPRISES, INC.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 22, 2013, the Company’s Board of Directors approved an amendment to the employment agreement of our Chief Executive Officer, John F. Brock, to extend the term of his agreement through December 29, 2015, one year past the current agreement’s specified term. The Human Resources and Compensation Committee also approved amending Mr. Brock’s agreement to reflect the continuation of his current level of annual compensation throughout the term of the agreement. The amendment to Mr. Brock’s agreement, which is effective November 1, 2013, is set forth as Exhibit 10.1 to this Quarterly Report (Mr. Brock’s current employment agreement was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed October 26, 2012).
On October 22, 2013, the Company’s Board of Directors elected Manik Jhangiani, currently Vice President, Finance, to serve as Senior Vice President, Chief Financial Officer, effective November 1, 2013. The Human Resources and Compensation Committee also approved a restatement of Mr. Jhangiani’s current employment agreement, effective November 1, 2013, which is set forth as Exhibit 10.2 to this Quarterly Report.

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits
(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

10.1	Amendment to the Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc. (Effective November 1, 2013).*	Filed herewith.

10.2	Employment Agreement between Manik Jhangiani and Coca-Cola Enterprises, Ltd. (Effective November 1, 2013).*	Filed herewith.

10.3	Employment Agreement between Pamela Kimmet and Coca-Cola Enterprises, Inc.*	Filed herewith.

10.4	Employment Agreement between Esat Sezer and Coca-Cola Enterprises, Inc.*	Filed herewith.

10.5	Employment Agreement between Laura Brightwell and Coca-Cola Enterprises, Ltd.*	Filed herewith.

10.6	2012 Special Restricted Stock Unit Award Agreement to Manik Jhangiani in connection with the 2010 Coca-Cola Enterprises, Inc. Incentive Award Plan (As Amended Effective February 7, 2012).*	Filed herewith.

10.7	2012 Annual Restricted Stock Unit Award Agreement to Manik Jhangiani in connection with the 2010 Coca-Cola Enterprises, Inc. Incentive Award Plan (As Amended Effective February 7, 2012).*	Filed herewith.

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

COCA-COLA ENTERPRISES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	October 24, 2013	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date:	October 24, 2013	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer