Form 10-K
period 2013-12-31
COCA-COLA ENTERPRISES, INC.
filed 2014-02-07
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________
FORM 10-K
[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]   No  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [ ]   No  [X]
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  [X]   No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one)

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes  [ ]  No  [X]
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2013 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are "affiliates") was $9,336,470,064 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange).
The number of shares outstanding of the registrant’s common stock as of January 24, 2014 was 255,546,081.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 22, 2014 are incorporated by reference in Part III.

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

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, basic and diluted earnings per share, capital expenditures, dividends, capital structure, or other financial and operating measures;

•	Descriptions of anticipated plans, goals, or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.
For example, our forward-looking statements include our expectations regarding:

•	Net sales growth;

•	Volume growth;

•	Net price per case growth;

•	Cost of sales per case growth;

•	Operating income growth; and

•	Diluted earnings per share.
Additionally, we may also make forward-looking statements regarding:

•	Capital expenditures;

•	Concentrate cost increases from The Coca-Cola Company (TCCC);

•	Developments in accounting standards;

•	Future repatriation of foreign earnings;

•	Renewal of our product licensing agreements;

•	Planned share repurchases;

•	Effective tax rate;

•	Restructuring charges and expected annual cost savings; and

•	Return on invested capital (ROIC).
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

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements of the Company may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list of risk factors may not be exhaustive (refer to Item 1A. Risk Factors in this report). We operate in a continually changing business environment, and new risk factors emerge from time to time.

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

Introduction

Organization

On October 2, 2010, pursuant to the merger agreement (the Agreement) dated February 25, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a merger (the Merger) with TCCC and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity, which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden.

Coca-Cola Enterprises, Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•	Serves a market of approximately 170 million consumers throughout Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden.

•	Employs approximately 11,750 people.

•	Generated $8.2 billion in net sales and sold approximately 12 billion bottles and cans (or 600 million physical cases) during 2013.
We were incorporated in Delaware in 2010 by Legacy CCE and are a publicly traded company listed on the New York Stock Exchange (NYSE) and NYSE Euronext Paris.

We are TCCC’s strategic bottling partner in Western Europe and one of the world's largest independent Coca-Cola bottlers. We have 10-year bottling agreements with TCCC for each of our territories which extend through October 2, 2020, with each containing the right for us to request a 10-year renewal. We and TCCC operate under an incidence-based concentrate pricing agreement which extends through December 31, 2015. Products licensed to us through TCCC and its affiliates represent greater than 90 percent of our sales volume, with the remainder of our volume being attributable to sales of non-TCCC products.

We have bottling rights within our territories for various beverages, including products with the name “Coca-Cola.” For substantially all products, the bottling rights include stated expiration dates. For all bottling rights granted by TCCC with stated expiration dates, we believe our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals of these licenses ensure that they will continue to be renewed. For additional information about the terms of these licenses refer to the section of this report titled “Product Licensing and Bottling Agreements.”

Relationship with The Coca-Cola Company

We conduct our business primarily under agreements with TCCC, with greater than 90 percent of our sales volume consisting of sales of products of TCCC and its affiliates. These agreements generally give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish its sales prices, terms of payment, and other terms and conditions for our purchases of concentrates and syrups from TCCC. However, concentrate prices are subject to the terms of the incidence-based concentrate pricing agreement between TCCC and us through December 31, 2015.

Other significant transactions and agreements with TCCC include arrangements for cooperative marketing; advertising expenditures; purchases of sweeteners, juices, mineral waters, and finished products; strategic marketing initiatives; cold-drink equipment placement; and, from time to time, acquisitions of bottling territories.

Territories

Our bottling territories consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. The aggregate population of these territories was approximately 170 million at December 31, 2013. We generated $8.2 billion in net sales and sold approximately 12 billion bottles and cans (or 600 million physical cases) during 2013.

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

Product Licensing and Bottling Agreements with TCCC

Our bottlers in Belgium, continental France, Great Britain, Monaco, the Netherlands, Norway, and Sweden, as well as our distributor in Luxembourg (our Bottlers), operate in their respective territories under licensing, bottling, and distribution agreements with TCCC and The Coca-Cola Export Corporation, a Delaware subsidiary of TCCC (the product licensing and bottling agreements). We believe that the structure of these product licensing and bottling agreements are substantially similar to agreements between TCCC and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages. Coca-Cola Trademark Beverages are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name. Allied Beverages are sparkling beverages of TCCC or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages or energy drinks.

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

Our Bottlers are prohibited from selling beverages outside their territories, or to anyone intending to resell the beverages outside their territories, without the consent of TCCC, except for sales arising out of an unsolicited order from a customer in another member state of the European Economic Area (EEA) or for export to another such member state. The product licensing and bottling agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of our territories and, in such instances, our Bottlers agree to collaborate with TCCC to provide sales and distribution to such customers.

Pricing. The product licensing and bottling agreements provide that sales by TCCC of concentrate, syrups, beverage base, juices, mineral waters, finished goods, and other goods to our Bottlers are at prices that are set from time to time by TCCC at its sole discretion. We and TCCC have entered into an incidence-based concentrate pricing agreement through December 31, 2015, under which concentrate prices increase in a manner that generally tracks our annual net sales per case growth.

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

Supplemental Agreement with TCCC

In addition to the product licensing and bottling agreements with TCCC, our Bottlers (excluding the Luxembourg distributor), TCCC, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the Supplemental Agreement) with regard to our Bottlers’ rights. The Supplemental Agreement permits our Bottlers to prepare, package, distribute, and sell the beverages covered by any of our Bottlers’ product licensing and bottling agreements in any other territory of our Bottlers, provided that we and TCCC have reached agreement on a business plan for such beverages. The Supplemental Agreement may be terminated, either in whole or in part by territory, by TCCC at any time with 90 days' prior written notice.

Product Licensing and Bottling Agreements with Other Licensors

The product licensing and bottling agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time at their sole discretion. Some of these agreements have limited terms of appointment and some prohibit us from selling competing products with similar flavors. These agreements contain restrictions that are generally similar in effect to those in the product licensing and bottling agreements with TCCC as to the use of trademarks and trade names; approved bottles, cans, and labels; planning; and causes for termination.

Schweppes. In Great Britain, we distribute Schweppes, Dr Pepper, Oasis, and Schweppes Abbey Well (collectively the Schweppes Products) pursuant to agreements with an affiliate of TCCC (the Schweppes Agreements). These agreements cover the marketing, sale, and distribution of Schweppes Products within our territory. The Schweppes Agreements run through December 31, 2020, and will be automatically renewed for one 10-year term unless terminated by either party.

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

We commenced distribution of Schweppes and Dr Pepper products in the Netherlands in early 2010, pursuant to agreements with Schweppes International Limited. The agreements to distribute products such as Schweppes and Dr Pepper are being renegotiated with effect as of January 1, 2014 for five-year periods, replacing the previous agreements. These renegotiations are substantially complete, and the new terms will include certain agreed-upon annual volume targets for Schweppes and Dr Pepper in the Netherlands, but without any monetary remedies if these targets are not met.

WILD. We distribute Capri-Sun beverages in France, Belgium, the Netherlands, and Luxembourg through a distribution agreement with a related entity of WILD GmbH & Co. KG (WILD). We also produce and distribute Capri-Sun beverages in Great Britain through a manufacturing and license agreement with WILD. As the initial duration of some of our prior agreements expired on December 31, 2013, we have commercially agreed to new terms for France, Belgium, the Netherlands, and Luxembourg as part of a pan-European distribution agreement and for Great Britain as part of a manufacturing and license agreement, with effect as of January 1, 2014. The new terms will extend the agreements for five years expiring on December 31, 2018, and will be renewable for an additional five-year period, subject to our meeting certain preconditions. Although these contracts will not impose monetary penalties in the event that the defined volume targets are not met, meeting the volume targets will be part of the performance criteria evaluated in determining whether we would be able to renew these agreements for the additional five-year period.

Monster. We distribute Monster beverages in all of our territories (with the exception of Norway) under distribution agreements between us and Monster Beverage Corporation. These agreements, for our territories other than Belgium, have terms of 20 years, comprised of four five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. The agreement for Belgium has a 10-year term, comprised of two five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. We also produce selected Monster beverages in Great Britain through a manufacturing agreement with Monster Energy Limited. The previous agreement expired on October 2, 2013. We have commercially agreed to renew this agreement for a new term that will expire on October 2, 2018, with the possibility of renewal for successive periods of five years each.

Other Agreements. We currently distribute Ocean Spray products in France and Great Britain, subject to agreements with Ocean Spray International, Inc. CCE and Ocean Spray have agreed to not renew their agreement for CCE to sell and distribute Ocean Spray products in Great Britain when it ends on March 31, 2014.

In April 2011, we entered into an agreement with SAB Miller International BV to manufacture, distribute, market, and sell Appletiser products in Great Britain. This agreement has an initial term of 10 years and will continue thereafter until either party terminates the agreement upon providing a 12 month notice.

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

Products, Packaging, and Distribution

We derive our net sales from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio consists of some of the most recognized brands in the world, including one of the world’s most valuable beverage brands, Coca-Cola. We manufacture approximately 95 percent of finished product we sell from concentrates and syrups that we buy. The remainder of the products we sell are purchased in finished form. Although in some of our territories we deliver our product directly to retailers, our product is principally distributed to our customers’ central warehouses and through wholesalers who deliver to retailers.

Our top five brands by volume are:

•	Coca-Cola

•	Diet Coke/Coca-Cola light

•	Coca-Cola Zero

•	Fanta

•	Capri-Sun

During 2013, 2012, and 2011, sales of certain major brand categories represented more than 10 percent of our total net sales. The following table summarizes the percentage of total net sales contributed by these major brand categories for the periods presented (rounded to the nearest 0.5 percent):

	2013	2012	2011
Coca-Cola trademark(A)	64.0%	65.0%	61.5%
Sparkling flavors and energy	17.0	17.0	16.0
___________________________

(A)	Coca-Cola trademark are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name.

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

Large Customers

No single customer accounted for 10 percent or more of our total net sales in 2013, 2012, or 2011.

Advertising and Marketing

We rely extensively on advertising and sales promotions in marketing our products. TCCC and other licensors that supply concentrates, syrups, and finished products to us incur advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from regional, local, and global advertising programs conducted by TCCC and other licensors. Certain of the advertising expenditures by TCCC and other licensors are made pursuant to annual arrangements.

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

Global Marketing Fund

We and TCCC have established a Global Marketing Fund, under which TCCC pays us $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter, unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, when such failure is within our reasonable control. During 2013, 2012, and 2011, we received $45 million under the Global Marketing Fund with TCCC.

Competition

The market for nonalcoholic beverages is highly competitive. We face competitors that differ within individual categories in our territories. Moreover, competition exists not only within the nonalcoholic beverage market, but also between the nonalcoholic and alcoholic markets.

The most important competitive factors impacting our business include advertising and marketing, product offerings that meet consumer preferences and trends, new product and package innovations, pricing, and cost inputs. Other competitive factors include supply chain (procurement, manufacturing, and distribution) and sales methods, merchandising productivity, customer service, trade and community relationships, and the management of sales and promotional activities. Management of cold-drink equipment, including coolers and vending machines, is also a competitive factor. We believe our most favorable competitive factor is the consumer and customer goodwill associated with our brand portfolio.

We face strong competition from companies that produce and sell competing products to a retail sector that is consolidating and in which buyers are able to choose freely between our products and those of our competitors. Our competitors include the local bottlers and distributors of competing products and manufacturers of private-label products. For example, we compete with bottlers and distributors of products of PepsiCo, Inc., Nestlé S.A., Groupe Danone S.A., and other private-label products, including those of certain of our customers. In certain of our territories, we sell products against which we compete in other territories. However, in all of our territories, our primary business is marketing, producing, and distributing products of TCCC.

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

The principal sweetener we use is sugar derived from sugar beets. Our sugar purchases are made from multiple suppliers. We do not separately purchase low-calorie sweeteners because sweeteners for low-calorie beverage products are contained in the concentrates or syrups we purchase.

We produce most of our plastic bottle requirements within our production facilities using preforms purchased from multiple suppliers. We believe the self-manufacture of certain packages serves to ensure supply and to reduce or manage our costs.

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

Packaging

The European Commission has a packaging and packing waste directive that has been incorporated into the national legislation of the European Union (EU) member states in which we do business. The weight of packages collected and sent for recycling (inside or outside the EU) in the countries in which we operate must meet certain minimum targets, depending on the type of packaging. The legislation sets targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities on bottlers and retailers for implementation. In the Netherlands, we include approximately

25 percent recycled content in our recyclable plastic bottles, in accordance with an agreement we have with the government. In compliance with national regulation within the sparkling beverage industry, we charge our customers in the Netherlands a deposit on all containers greater than a 1/2 liter, which is refunded to them if and when the containers are returned. Container deposit schemes also exist in Norway (which is part of the EEA but is not an EU member state) and Sweden, under which a deposit fee is included in the consumer price, which is then paid back to the consumer if and when the container is returned. The Norwegian government further imposes two types of packaging taxes: (1) a base tax and (2) an environmental tax calculated against the amount returned. The Norwegian base tax applies only to one-way packages such as cans and nonreturnable PET that may not be used again in their original form.

We have taken actions to mitigate the adverse financial effects resulting from legislation concerning deposits and restrictive packaging, which impose additional costs on us. We are unable to quantify the impact on current and future operations that may result from additional legislation if enacted or enforced in the future, but the impact of any such legislation could be significant.

Beverages in Schools

Throughout our territories, different policy measures exist related to the presence of our products in schools, from a total ban of vending machines in schools in France, to a limited choice in Great Britain, and self-regulation guidelines in our other territories. Despite our established guidelines, we continue to face pressure from regulatory intervention to further restrict the availability of sugared and sweetened beverages in schools. During 2013, sales in schools represented less than 1 percent of our total sales volume.

Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment.

Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe our current practices and procedures for the control and disposition of such wastes comply with applicable laws in each of our territories.

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

Effective January 1, 2012, France's Constitutional Council enacted an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equated to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter in 2012. Because the rate is indexed, the excise tax will change annually, effective January of each year. This tax was part of a broader austerity package aimed at raising funds for the French government and applied to virtually all of the beverages we sell in France. Substantially all of the increased cost was borne by our customers in the form of higher prices.

Proposals could be adopted in other countries that would impose special taxes on certain beverages we sell. We are unable to predict whether such additional legislation will be adopted and, if enacted, what the impact would be on our financial results.

Tax Audits

Our tax filings for various periods in the jurisdictions in which we do business may be subjected to audit by the relevant tax authorities. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. We believe we have adequately provided for any assessments in our Consolidated Balance Sheets that could result from these audits where it is more likely than not that we will pay some amount.

Employees

At December 31, 2013, we had approximately 11,750 employees, of which approximately 150 were located in the U.S.

A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2015. We believe we will be able to renegotiate these agreements with satisfactory terms.

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

Our website contains, under “Corporate Governance” in the “About CCE” section, information about our policies, such as:

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

•
Much of the marketing and promotional support we receive from TCCC is at the discretion of TCCC. Programs currently in effect or under discussion contain requirements or are subject to conditions, established by TCCC, that we may not achieve or satisfy. The terms of most of the marketing programs contain no express obligation for TCCC to participate in future programs or continue past levels of payments into the future.

•
Our product licensing and bottling agreements with TCCC state they are for fixed terms, and most of them are renewable only at the discretion of TCCC at the conclusion of their current terms. A decision by TCCC not to renew a current fixed-term product licensing and bottling agreement at the end of its term could substantially and adversely affect our financial results.

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

For example, France's Constitutional Council enacted an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) effective January 1, 2012. The additional tax applied to virtually all of the beverages we sell in France. Substantially all of the increased cost was borne by our customers in the form of higher prices.

Our sales can be adversely impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown in the territories in which we do business, may reduce the demand for certain products and otherwise adversely affect our sales. For example, economic forces may cause consumers to purchase more private-label brands, which are generally sold at prices lower than our products, or to defer or forgo purchases of beverages altogether. Additionally, consumers who do purchase our products may choose to shift away from purchasing higher-margin products and packages. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect our revenue, price realization, gross margins, and/or our overall financial condition and operating results.

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

We are exposed to significant currency exchange rate risk since all of our revenues and substantially all of our expenses are derived from operations conducted outside the U.S. in the local currency of the countries in which we do business. For purposes of financial reporting, the local currency results are translated into U.S. dollars based on currency exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, our reported net sales and operating income is reduced because the local currency will translate into fewer U.S. dollars. During periods of local economic crises, foreign currencies may be weakened significantly against the U.S. dollar, thereby reducing our margins as reported in U.S. dollars. Actions to recover margins may result in lower volume and a weaker competitive position.

Additionally, there are concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a variety of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the dissolution of the euro. Should this occur, the assets we hold in a country that reintroduces its local currency could be significantly devalued. Furthermore, the dissolution of the euro could cause significant volatility and disruption to the global economy, which could impact our financial results, including our ability to access capital at acceptable financing costs, if at all, the availability of supplies and materials, and the demand for our products. Finally, if it were necessary for us to conduct our business in additional currencies, we would be subjected to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

Increases in costs, a limitation, or lower than contracted quality, of our supplies of raw materials could hurt our financial results.

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

If suppliers of raw materials, ingredients, packaging materials, or other cost items are affected by strikes, weather conditions, abnormally high demand, governmental controls, new taxes, national emergencies, natural disasters, insolvency, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, net sales, and ability to manufacture and distribute product could be adversely affected.

Additionally, lower than expected quality of delivered raw materials, ingredients, packaging materials, or finished goods could lead to a disruption in our operations as we seek to substitute these items for ones that conform to our established standards or if we are required to replace under performing suppliers.

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

Our success depends on our products having a positive brand image with customers and consumers. Product quality issues, real or perceived, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and cause customers and consumers to choose other products. We may be liable if the consumption of our products causes injury or illness. We may also be required to recall products if they become or are perceived to have become contaminated or are damaged or mislabeled. A significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our financial results and brand image.

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

Furthermore, through the increased use of social media, individuals and non-governmental organizations (NGOs) have the ability to disseminate opinions regarding the safety or healthiness of our products to an increasing wider audience at a faster pace. Our failure to effectively respond to these attacks in a timely manner can harm the perception of our brands and damage our reputation, regardless of the validity of the claim.

Changes in our relationships with large customers may adversely impact our financial results.

A significant amount of our volume is sold through large retail chains, including supermarkets and wholesalers. These chains are becoming more consolidated and, at times, may seek to use their purchasing power to improve their profitability through lower prices, increased emphasis on generic and other private-label brands, and increased promotional programs. Additionally, hard discount retailers continue to challenge traditional retail outlets, which can increase the pressure on our customer relationships. These factors, as well as others, could have a negative impact on the availability of our products, as well as our profitability. In addition, at times, a customer may choose to temporarily stop selling certain of our products as a result of a dispute we may be having with that customer. A dispute with a large customer that chooses not to sell certain of our products for a prolonged period of time may adversely affect our sales volume and/or financial results.

Adverse weather conditions could limit the demand for our products. Likewise, we may be affected by global climate change or by legal, regulatory, or market responses to such change.

Our sales are significantly influenced by weather conditions in the markets in which we operate. In particular, cold or wet weather during the summer months may have a negative impact on the demand for our products and contribute to lower sales, which could have an adverse effect on our financial results. For example, in 2013 our performance during the first half of the year was negatively impacted by adverse weather conditions. Also, changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials we use to produce our products. Additionally, increased frequency of extreme weather events such as storms or floods in our territories could have adverse impacts on our facilities and distribution network, leading to an increased risk of business disruption.

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

Our territories are susceptible to the import of products manufactured by bottlers outside our territories where prices and costs are lower. During 2013, we estimate the gross profit of our business was negatively impacted by approximately $45 million to $50 million due to products imported into our territories. In the case of such imports from members of the EEA, we are generally prohibited from taking actions to stop such imports.

Changes in interest rates or our debt rating could harm our financial results and financial position.

We are subject to increases in interest rates and changes in our debt rating that could have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by a number of factors, including, but not limited to, our financial performance, acquisitions, investment decisions (including share repurchases), and capital management activities of TCCC and/or changes in the debt rating of TCCC.

If we are unable to maintain labor bargaining agreements on satisfactory terms, if we experience employee strikes or work stoppages, or if changes are made to employment laws or regulations, our financial results could be negatively impacted.

The majority of our employees are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2015. The inability to renegotiate agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase our cost or otherwise affect our ability to fully implement operational changes.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and outsourcing programs.

We implemented, and plan to continue to implement, restructuring programs to support key strategic initiatives designed to maintain long-term sustainable growth, such as our business transformation program and Norway business optimization (refer to Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K). These programs are intended to enhance our operating effectiveness and efficiency and to reduce our costs. We cannot guarantee that we will achieve or sustain the targeted benefits under these programs, which could result in further restructuring efforts. In addition, we cannot guarantee that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. The implementation of key elements of these programs, such as employee job reductions, which are subject to consultation with employee representatives (e.g., works council, trade unions), may have an adverse impact on our business, particularly in the near term.

In addition, we have outsourced certain financial transaction processing and information technology services to third-party providers. In the future, we may outsource other activities to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected. Disruptions in transaction processing or information technology services due to the ineffectiveness of our third-party providers could result in inefficiencies within other business processes.

Additional taxes levied on us could harm our financial results.

Our tax filings for various periods in the jurisdictions in which we do business may be subjected to audit by the relevant tax authorities. These audits may result in assessments of additional taxes, including interest and penalties, that are subsequently resolved with the authorities or potentially through the courts. We believe we have adequately provided for any assessments that could result from these audits where it is more likely than not that we will pay some amount.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our data or information systems. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to a third-party provider. Our three primary risks that could result from the occurrence of a cyber incident include operational interruption, damage to our brand image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, such as creating a proactive internal oversight function to evaluate and address our risks related to cybersecurity, but these measures do not guarantee that our financial results will not be negatively impacted by such an incident.

Technology failures could disrupt our operations and negatively impact our financial results.

We rely extensively on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities and our inventory management processes utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems, some of which have been outsourced to third-party providers, may be vulnerable to a variety of interruptions due to events that may be beyond our control or that of our third-party providers, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become obsolete. Furthermore, when we implement new systems and/or upgrade existing system modules (e.g., SAP modules), there is a risk our business may be temporarily disrupted during the period of implementation.

Legal judgments obtained, or claims made, against our vendors or suppliers could impact their ability to provide us with agreed upon products and services, which could negatively impact our business and financial results.

Many of our outside vendors supply us with services, information, processes, software, or other deliverables that rely on certain intellectual property rights or other proprietary information. To the extent these vendors face legal claims brought by other third parties challenging those rights or information, our vendors could be required to pay significant settlements or even discontinue use of the deliverables furnished to us. These outcomes could require us to switch vendors or develop replacement solutions, which could result in significant inefficiencies within our business or higher costs, and ultimately could negatively impact our financial results.

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

Actual requirements of our infrastructure investments, including cold-drink equipment and production equipment, may differ from projected levels if our volume growth is not as anticipated. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate the expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on these infrastructure investments could adversely affect our financial results.

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

Our principal properties include our production facilities, sales and distribution centers, European business unit headquarters offices and shared service center, and corporate offices.

The following summarizes the number of production and distribution facilities by country as of December 31, 2013:

	Great Britain	France	Belgium	The Netherlands	Norway	Sweden	Total
Production facilities(A)
Leased	1	—	—	—	—	—	1
Owned	5	5	3	1	1	1	16
Total	6	5	3	1	1	1	17
Distribution facilities
Leased	7	6	2	5	13	5	38
Owned	9	1	1	—	—	—	11
Total	16	7	3	5	13	5	49
___________________________

(A)	All production facilities are combination production and distribution facilities.

Our principal properties cover approximately 10 million square feet in the aggregate. We believe that our facilities are adequately utilized and sufficient to meet our present operating needs.

At December 31, 2013, we operated approximately 6,000 vehicles of various types, the majority of which are leased. We also owned approximately 600,000 pieces of cold-drink equipment, principally coolers and vending machines.

ITEM 3.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Listed and Traded (under the symbol CCE): New York Stock Exchange (NYSE) (Principal)
                              NYSE Euronext Paris (Secondary)

Common shareowners of record as of January 24, 2014: 13,279

STOCK PRICES

2013	High	Low
Fourth Quarter	$44.36	$39.49
Third Quarter	41.48	34.57
Second Quarter	39.40	33.81
First Quarter	37.37	32.01

2012	High	Low
Fourth Quarter	$32.55	$29.29
Third Quarter	31.68	26.54
Second Quarter	30.73	26.05
First Quarter	29.04	25.45

DIVIDENDS

Our dividends are declared at the discretion of our Board of Directors. In February 2013, our Board of Directors approved an increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013 and in February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises, Inc.	S&P 500 Comp-LTD	Peer Group
10/04/2010(A)	100.00	100.00	100.00
12/31/2010	116.99	108.18	105.88
12/31/2011	119.98	113.50	113.23
12/31/2012	151.02	131.66	122.35
12/31/2013	214.50	174.26	145.81
___________________________

(A)
Immediately following the Merger, 339,064,025 shares of our common stock, par value $0.01 per share, were issued and outstanding. Our stock began trading on the New York Stock Exchange (NYSE) on October 4, 2010, and is listed under the symbol “CCE.” Beginning in the second quarter of 2011, we also launched a listing of our shares in France, traded on the NYSE Euronext Paris.

The graph shows the cumulative total return to our shareowners beginning October 4, 2010, the day our shares began trading on the New York Stock Exchange, through December 31, 2010 and for the years ended December 31, 2011, 2012, and 2013, in comparison to the cumulative returns of the S&P 500 Composite Index and to an index of peer group companies we selected. The peer group consists of TCCC, PepsiCo, Inc., Coca-Cola Hellenic, Dr Pepper Snapple Group, and Britvic plc. The graph assumes $100 invested on October 4, 2010, in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

SHARE REPURCHASES

The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the fourth quarter of 2013 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
September 28, 2013 through October 25, 2013	2.5	$40.87	2.5	$500
October 26, 2013 through November 22, 2013	0.1	41.74	—	500
November 23, 2013 through December 31, 2013	0.1	42.72	0.1	1,494
Total	2.7	40.99	2.6	1,494
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2012, our Board of Directors approved a resolution to authorize share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. In December 2013, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. Since 2010, we have repurchased $2.8 billion in outstanding shares, representing 92.2 million shares, under our approved share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements in this report.

	For the Years Ended December 31,
(in millions, except per share data)	2013(B)	2012(C)	2011(D)	2010(A)(E)	2009(A)(F)
OPERATIONS SUMMARY
Net sales	$8,212	$8,062	$8,284	$6,714	$6,517
Cost of sales	5,350	5,162	5,254	4,234	4,113
Gross profit	2,862	2,900	3,030	2,480	2,404
Selling, delivery, and administrative expenses	1,948	1,972	1,997	1,670	1,599
Operating income	914	928	1,033	810	805
Interest expense	103	94	85	63	83
Other nonoperating (expense) income	(6)	3	(3)	(1)	5
Income before income taxes	805	837	945	746	727
Income tax expense	138	160	196	122	151
Net income	$667	$677	$749	$624	$576
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic(G)	268	294	319	339	339
Diluted(H)	273	301	327	340	n/a
PER SHARE DATA
Basic earnings per share	$2.49	$2.30	$2.35	$1.84	$1.70
Diluted earnings per share	2.44	2.25	2.29	1.83	n/a
Dividends declared per share	0.80	0.64	0.51	0.12	n/a
Closing stock price	44.13	31.73	25.78	25.03	n/a
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$2,353	$2,322	$2,230	$2,220	$1,883
Franchise license intangible assets, net	4,004	3,923	3,771	3,828	3,487
Total assets	9,525	9,510	9,094	8,596	7,972
Total debt	3,837	3,466	3,012	2,286	1,870
Total shareowners' equity	2,280	2,693	2,899	3,143	3,179
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

(B)
Our 2013 net income included the following items of significance: (1) charges totaling $120 million related to restructuring activities; (2) net mark-to-market losses totaling $7 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; (3) charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and (4) a net deferred tax benefit of $71 million due to the enactment of a corporate income tax rate reduction in the United Kingdom.

(C)
Our 2012 net income included the following items of significance: (1) charges totaling $85 million related to restructuring activities; (2) net mark-to-market losses totaling $4 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and (3) a net deferred tax benefit of $62 million due to the enactment of corporate income tax rate reductions in the United Kingdom and Sweden, partially offset by the impact of a corporate income tax law change in Belgium.

(D)
Our 2011 net income included the following items of significance: (1) charges totaling $19 million related to restructuring activities; (2) net mark-to-market losses totaling $3 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (3) charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and (4) a deferred tax benefit of $53 million due to the enactment of corporate income tax rate reductions in the United Kingdom.

(E)
Our 2010 net income included the following items of significance: (1) charges totaling $14 million related to restructuring activities; (2) net mark-to-market losses totaling $8 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (3) transaction-related costs totaling $8 million; and (4) a deferred tax benefit of $25 million due to the enactment of a corporate income tax rate reduction in the United Kingdom.

(F)
Our 2009 net income included the following items of significance: (1) charges totaling $29 million related to restructuring activities; (2) net mark-to-market gains totaling $10 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and (3) a net tax expense totaling $9 million primarily due to a corporate income tax law change in France.

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

Overview

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results are affected by a number of factors, including, but not limited to, consumer preferences, cost to manufacture and distribute products, foreign currency exchange rates, general economic conditions, local and national laws and regulations, raw material availability, and weather patterns.

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

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified. Our financial results are greatly impacted by our transactions with TCCC. Our collaborative efforts with TCCC are necessary to (1) develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements.

Basis of Presentation

Our fiscal year ends on December 31. For interim quarterly reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in 2013 versus 2012, and there was one additional selling day in 2012 versus 2011 (based upon a standard five-day selling week).
The following table summarizes the number of selling days by quarter for the years ended December 31, 2013, 2012, and 2011 (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013	64	65	65	67	261
2012	65	65	65	66	261
2011	65	65	65	65	260

Executive Overview

Our primary objective is to deliver increasing value for our shareowners by driving consistent, long-term profitable growth. During 2013, we made progress toward this goal despite facing persistent challenges, including sustained macroeconomic pressures and a challenging marketplace. While our 2013 operating performance was below some of our stated long-term financial objectives, we remain committed to driving value and increasing total shareowner return.

Our long-term objectives include the delivery of:

•	Four to six percent annual revenue growth;

•	Six to eight percent annual operating income growth;

•	High single-digit annual diluted earnings per common share growth; and

•	Annual return on invested capital (ROIC) growth of at least 20 basis points.

2013 Review

During 2013, we created shareowner value through a continued focus on strengthening our operational efficiencies and optimizing our capital structure. This was achieved despite the continued marketplace challenges and macroeconomic headwinds facing our business. The following highlights our significant achievements in 2013:

•
Successfully executed our marketing campaigns, such as "Share a Coke," and implemented new packaging options reflecting a company-wide effort to innovate, drive profitable growth, and enhance our brands;

•	Continued being rated a leading consumer goods company by our customers, ranking number one in Belgium, Great Britain, and the Netherlands and number two in France by a survey of key retail customers;

•
Significantly advanced our business transformation program, which is designed to improve the efficiency and effectiveness of our back office functions and the alignment of our operating structure with the conditions we face in the marketplace;

•
Completed our Norway business optimization program, whereby we moved to recyclable, nonrefillable packaging and shifted our delivery system to a third-party model that works directly with our customers;

•	Repurchased $1.0 billion of shares under our share repurchase programs, bringing the total value of shares repurchased since October 2010 to approximately $2.8 billion; and

•	Increased our quarterly dividend from $0.16 per share to $0.20 per share, representing the sixth consecutive year of dividend increases.

Strategic Priorities

Our operating strategies and initiatives are designed to enable us to maximize the value of our brands, provide our customers high levels of service, and create enhanced value for our shareowners.

To accomplish this, we continue to focus on three strategic priorities:

1.	Be number one or a strong number two in each category in which we compete;

2.	Be our customers' most valued supplier; and

3.	Build a winning and inclusive culture.

During 2014, we expect to realize further benefits of our 2013 restructuring initiatives, including those related to our business transformation program and Norway business optimization program. We believe these benefits, coupled with a balanced business plan, will enable us to deliver operating growth in 2014. We will continue to focus on creating additional marketplace opportunities, maintaining or enhancing margins, and strengthening our foundation for long-term growth. In addition, we will drive increasing effectiveness and efficiency in our field-level execution and continue to focus on cost control.

Our 2014 plans are centered on maximizing the value and popularity of our core brands, enhancing our focus on Coca-Cola Zero and energy, and innovating new packaging and products. For example, we have brand and marketing strategies in place for 2014 that emphasize our core brands of Coca-Cola, Diet Coke/Coca-Cola light, and Coca-Cola Zero. We will maximize the benefits of our relationship with the FIFA World Cup in Brazil with customer and country-specific packaging during the key summer selling season. We plan to build on the success of Coca-Cola Zero and our energy segment through focused support with new brand-specific initiatives.

We will also continue to improve our brand and packaging mix to better meet consumer wants and customer needs through brand packaging diversification and package innovation, including new multi-serve packages in the home channel. For example, we will enhance our package mix in Great Britain by replacing the straight-side 2-liter bottle with a smaller contour 1.75-liter bottle as the primary large PET package in the home channel. We believe this new package will create a visible point of in-market differentiation for our brands and help improve the value of the channel.

We will maintain a sustained focus on effectiveness and efficiency, as demonstrated by our successful ownership cost management initiative focusing on cost control. The successful implementation of our restructuring programs will also continue to drive further efficiencies and minimize costs in certain aspects of our operations. These programs and initiatives are the foundation of our work to deliver the type of sustained operating growth that will drive continued increases in shareowner value.

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

We take this responsibility seriously, and our goal is to be the CRS leader within our industry. We want to meet and exceed these expectations, and achieve our sustainability plan: “Deliver for Today, Inspire for Tomorrow.” This plan was developed in 2011 with input from key stakeholders, and contains stretching commitments in seven focus areas, including energy and climate change, sustainable packaging and recycling, water stewardship, product portfolio, active healthy living, community, and workplace. The commitments are supported by 37 targets, which we aim to achieve by the year 2020. We will continue to publish progress against this plan in an annual Corporate Responsibility and Sustainability report and on our corporate website, http://www.cokecce.com.

In 2013, we made significant progress toward our targets to drive carbon and water efficiencies across our operations. We reached our stated target of reducing our operational carbon footprint by 15 percent since 2007, and achieved our lowest ever water use ratio. We developed new collaborative partnerships to drive sustainability, such as our recycling joint venture in France, and held our first Innovation Summit exploring new business models for sustainable development. We partnered with key customers to encourage behavior change in recycling and invested nearly $4 million across our communities, including active and healthy living and youth development programs.

Financial Results

Our net income in 2013 was $667 million, or $2.44 per diluted share, compared to net income in 2012 of $677 million, or $2.25 per diluted share. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):

2013

•	Charges totaling $120 million ($83 million net of tax, or $0.30 per diluted share) related to restructuring activities;

•
Net mark-to-market losses totaling $7 million ($5 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period;

•
Charges totaling $5 million ($3 million net of tax, or $0.01 per diluted share) related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and

•	A net deferred tax benefit of $71 million ($0.26 per diluted share) due to the enactment of a corporate income tax rate reduction in the United Kingdom.
2012

•	Charges totaling $85 million ($61 million net of tax, or $0.21 per diluted share) related to restructuring activities;

•
Net mark-to-market losses totaling $4 million ($3 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and

•
A net deferred tax benefit of $62 million ($0.21 per diluted share) due to the enactment of a corporate income tax rate reductions in the United Kingdom and Sweden, partially offset by the impact of a corporate income tax law change in Belgium.

Financial Summary

Our financial performance during 2013 was impacted by and reflects the following significant factors:

•	Persistent operating challenges including sustained difficult macroeconomic conditions and a challenging marketplace;

•	Essentially flat volume performance driven by a decline in sales early in the year, offset by improving trends late in the year as sales of our sparkling beverage portfolio strengthened;

•	Year-over-year gross margin contraction reflecting our more modest approach to pricing in light of marketplace conditions, coupled with a moderate increase in our cost of sales;

•	Lower underlying operating expenses driven by continued operating expense control and the benefits of our restructuring initiatives;

•	Favorable currency exchange rate changes which increased operating income by approximately 2.0 percent ($0.04 per diluted share);

•	Continuation of our share repurchase programs, which increased diluted earnings per share in 2013 by approximately 9.0 percent ($0.22 per diluted share) compared to 2012.

Revenue and Volume

During 2013, our operating and financial performance was impacted by ongoing marketplace headwinds, including (1) macroeconomic weakness due to the prolonged economic slowdown and unemployment rates in most of our territories, and (2) challenges in our operating environment. These challenges included a dynamic customer environment, principally in Great Britain, and the residual impact of the French excise tax increase, particularly early in the year. Our volume performance reflects an increase in the sale of sparkling beverages within our trademark Coca-Cola portfolio, offset by volume decreases in certain still beverages, particularly Ocean Spray, Powerade, and our water brands, which benefited from strong activation during the 2012 London Olympic Games. Our bottle and can net price per case was essentially flat compared with the prior year reflecting a modest approach to pricing in light of marketplace challenges, and negative mix-shifts into multi-serve packages.

We expect the marketplace to remain challenging during 2014; however, we believe we have a balanced business plan focused on creating additional marketplace opportunities, maintaining or enhancing margins, and strengthening our foundation for long-term growth. This plan will build on the success of our core brands, enhance our focus on Coca-Cola Zero and energy, and drive investments in our future.

Cost of Sales

Our 2013 bottle and can ingredient and packaging costs per case grew 2.0 percent. While cost trends have moderated for many of our key commodities, the overall cost environment remains volatile. As such, we continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.

Operating Expenses

Our operating expenses decreased 1.0 percent in 2013 when compared to 2012. This decrease was driven by the benefit of our ongoing expense control initiatives and our Norway business optimization program to enhance our go-to-market strategy, which drove a decrease in our delivery and warehousing expenses. These decreases were partially offset by an increase in restructuring expenses and the impact of currency exchange rate changes. During 2014, we will continue to focus on controlling our underlying operating expense growth and further leveraging the benefits of our restructuring initiatives.

Operations Review

The following table summarizes our Consolidated Statements of Income as a percentage of net sales for the periods presented:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.1	64.0	63.4
Gross profit	34.9	36.0	36.6
Selling, delivery, and administrative expenses	23.7	24.5	24.1
Operating income	11.2	11.5	12.5
Interest expense	1.3	1.1	1.1
Other nonoperating (expense) income	(0.1)	—	—
Income before income taxes	9.8	10.4	11.4
Income tax expense	1.7	2.0	2.4
Net income	8.1%	8.4%	9.0%

Operating Income

The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$1,063	116.5%	$1,073	115.5%	$1,195	115.5%
Corporate	(149)	(16.5)	(145)	(15.5)	(162)	(15.5)
Consolidated	$914	100.0%	$928	100.0%	$1,033	100.0%

During 2013, our operating income decreased 1.5 percent to $914 million. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2013 Versus 2012		2012 Versus 2011
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit(A)	$15	1.5%	$434	42.0%
Impact of bottle and can cost-mix on gross profit(A)	(92)	(10.0)	(311)	(30.0)
Impact of bottle and can volume on gross profit	6	0.5	(91)	(9.0)
Impact of bottle and can selling day shift on gross profit	2	—	11	1.0
Impact of post-mix, non-trade, and other on gross profit	—	—	(15)	(1.5)
Other selling, delivery, and administrative expenses	82	9.0	(4)	—
Net mark-to-market gains on non-designated commodity hedges	(3)	—	(1)	—
Restructuring charges	(35)	(4.0)	(66)	(6.5)
Tax Sharing Agreement indemnification changes	(5)	(0.5)	5	0.5
Currency exchange rate changes	17	2.0	(69)	(6.5)
Other changes	(1)	—	2	—
Change in operating income	$(14)	(1.5)%	$(105)	(10.0)%
___________________________

(A)	Our 2012 versus 2011 results include the impact of the increased French excise tax effective January 1, 2012.

Net Sales

Net sales increased 2.0 percent in 2013 to $8.2 billion from $8.1 billion in 2012. This change included a 1.5 percent increase due to favorable currency exchange rate changes. This change reflects essentially flat volume and bottle and can net pricing per case versus the prior year. Our net sales performance reflects ongoing operating challenges, including a dynamic customer environment, principally in Great Britain, and the residual impact of the French excise tax increase, particularly early in the year.

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

The following table summarizes the significant components of the change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	2013 Versus 2012	2012 Versus 2011
Changes in net sales per case:
Bottle and can net price per case	—%	3.0%
French excise tax increase	—	2.5
Bottle and can currency exchange rate changes	1.5	(5.5)
Change in net sales per case	1.5%	—%

Our bottle and can sales accounted for approximately 94 percent of our total net sales during 2013. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances, and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During 2013, our bottle and can net price per case reflected a modest approach to pricing in light of marketplace challenges and continued negative mix-shifts into multi-serve packages. During 2012, our bottle and can net price per case reflected moderate rate increases and successful marketplace execution, offset by the impact of mix-shifts into multi-serve packages.

We participate in various programs and arrangements with customers designed to increase the sale of our products. The costs of these various programs, included as a reduction in net sales, totaled $1.1 billion in 2013 and $1.0 billion in 2012 and 2011. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $31 million, $34 million, and $21 million in 2013, 2012, and 2011, respectively.

French Excise Tax Increase

Effective January 1, 2012, France's Constitutional Council enacted an increased excise tax on beverages with added sweetener (both nutritive and non-nutritive) that equated to a 7.16 euro cents per liter increase from 0.54 euro cents per liter to 7.70 euro cents per liter in 2012. Because the rate is indexed, the excise tax will change annually, effective January of each year. This tax was part of a broader austerity package aimed at raising funds for the French government. The additional tax applied to virtually all of the beverage products we sell in France and increased both our net sales and our cost of sales by $170 million in 2012 versus 2011. Substantially all of the increased cost was borne by our customers in the form of higher prices, which resulted in a significant increase in retail prices for beverage products impacted by the tax.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 (selling days are the same in 2013 and 2012; rounded to the nearest 0.5 percent):

	2013 Versus 2012	2012 Versus 2011
Change in volume	—%	(2.5)%
Impact of selling day shift(A)	—	(0.5)
Change in volume, adjusted for selling day shift	—%	(3.0)%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

Brands

The following table summarizes our bottle and can volume by major brand category for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 (selling days are the same in 2013 and 2012; rounded to the nearest 0.5 percent):

	2013 Versus 2012 Change	2013 Percent of Total	2012 Versus 2011 Change	2012 Percent of Total
Coca-Cola trademark	0.5%	69.0%	(3.5)%	68.5%
Sparkling flavors and energy	1.0	18.0	(3.5)	17.5
Juices, isotonics, and other	(2.5)	10.0	(1.5)	10.5
Water	(3.0)	3.0	4.0	3.5
Total	—%	100.0%	(3.0)%	100.0%

2013 Versus 2012

Our 2013 volume results were impacted by (1) the successful execution of our key marketing initiatives, including the "Share a Coke" campaign; (2) challenging operating conditions, particularly early in the year; and (3) the continued weak macroeconomic environment. During 2013, we experienced essentially flat volume performance when compared to 2012. This volume performance reflected an increase in sparkling beverage sales of 0.5 percent, offset by a decline in still beverage sales of 3.0 percent. The increase in our sparkling beverage sales primarily resulted from solid growth in our trademark Coca-Cola beverages. Our still beverage performance was reflective of strong prior year growth hurdles. In 2014, we plan to focus on brand and marketplace initiatives, such as continuing the "Share a Coke" campaign, and marketing strategies which emphasize our core brands. We will maximize the benefits of our relationship with the FIFA World Cup in Brazil with customer- and country-specific packaging during the key summer selling season. Coca-Cola Zero and our energy brands will receive dedicated support with new brand-specific initiatives that build on their 2013 momentum through unique marketing and in-store opportunities. Additionally, we will enhance our package mix in Great Britain by replacing the straight-side 2-liter bottle with a smaller contour 1.75-liter bottle as the primary large PET package in the home channel.

During 2013, our Coca-Cola trademark volume increased 0.5 percent. This growth was driven by volume gains in Coca-Cola Zero of 15.0 percent, partially offset by volume declines in Coca-Cola and Diet Coke/Coca-Cola light of 0.5 percent and 5.5 percent, respectively. Our sparkling flavors and energy volume increased 1.0 percent during 2013, reflecting a 12.0 percent increase in energy brands and 2.0 percent increase in Fanta, partially offset by declines in Sprite and Dr Pepper, which had strong prior year growth. Juices, isotonics, and other volume decreased 2.5 percent, reflecting lower sales of our sports drinks such as Powerade, and juice drink brands, principally Ocean Spray and Minute Maid. These declines were partially offset by the solid performance of Capri-Sun, up 3.5 percent, and our newly reformulated Nestea, up 6.0 percent. We also experienced a 3.0 percent decline in sales of our water brands, primarily driven by Schweppes Abbey Well in Great Britain.

Continental Europe (including Norway and Sweden) experienced a volume decline of 0.5 percent during 2013, offset by a volume increase of 1.0 percent in Great Britain. The performance of our continental Europe territories reflected a 0.5 percent decrease in the sales of Coca-Cola trademark products, including Coca-Cola and Diet Coke/Coca-Cola light, and a 1.0 percent decrease in the sales of other sparkling flavors, including Sprite and Schweppes. These declines were partially offset by the continued strong performance of Coca-Cola Zero which led the performance of our sparkling category in 2013. Sales of juices, isotonics, and other brands declined 0.5 percent in continental Europe, as declines in sports drinks were partially offset by volume gains in Capri-Sun and Nestea. In Great Britain, our volume performance was driven by increases in our sparkling portfolio of 2.5 percent, partially offset by declines in our still portfolio of 7.0 percent. The performance of our sparkling brands was led by continued strong growth of Coca-Cola Zero, as well as a significant increase in sales of other Coca-Cola flavors, such as Cherry Coke. Sales of our juices, isotonics, and other beverage brands declined by 5.0 percent, driven by Powerade and Ocean Spray. Sales of our water brands also declined in Great Britain as we faced prior year hurdles in Schweppes Abbey Well as a result of strong activation for the 2012 London Olympic Games.

2012 Versus 2011

During 2012, we experienced a volume decline of 3.0 percent. Our volume performance reflected a decline in sparkling beverages of 3.5 percent, with sales of still beverages remaining flat during 2012. Our volume results also were impacted by the continued weak macroeconomic environment and challenging operating conditions, including the impact of the French excise tax and overall poor weather conditions during the key summer selling season. The decline in sparkling beverage sales primarily resulted from volume declines in Fanta and Sprite, offset partially by an increase in the sales of Coca-Cola Zero. The performance of our still beverages was primarily driven by solid growth in our water portfolio, which benefited from strong activation during the 2012 London Olympic Games, offset by declines in our juice brands.

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

Consumption

The following table summarizes the change in volume by consumption type for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 (selling days are the same in 2013 and 2012; rounded to the nearest 0.5 percent):

	2013 Versus 2012 Change	2013 Percent of Total	2012 Versus 2011 Change	2012 Percent of Total
Multi-serve(A)	2.0%	58.5%	(3.0)%	57.5%
Single-serve(B)	(2.5)	41.5	(3.5)	42.5
Total	—%	100.0%	(3.0)%	100.0%
___________________________

(A)
Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are intended for consumption in the future.

(B)
Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold-drink channels at chilled temperatures, and intended for consumption shortly after purchase.

Packages

Our products are available in a variety of package types and sizes (single-serve and multi-serve) including, but not limited to, aluminum and steel cans, glass, PET (plastic) and aluminum bottles, pouches, and bag-in-box for fountain use. The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of one additional selling day in 2012 versus 2011 (selling days are the same in 2013 and 2012; rounded to the nearest 0.5 percent):

	2013 Versus 2012 Change	2013 Percent of Total	2012 Versus 2011 Change	2012 Percent of Total
PET (plastic)	—%	44.5%	(4.0)%	44.5%
Cans	1.0	40.0	(3.0)	40.0
Glass and other	(1.5)	15.5	(0.5)	15.5
Total	—%	100.0%	(3.0)%	100.0%

Cost of Sales

Cost of sales increased 3.5 percent in 2013 to $5.4 billion. This change included a 1.5 percent increase due to currency exchange rate changes.

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

The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	2013 Versus 2012	2012 Versus 2011
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	2.0%	2.5%
French excise tax increase	—	3.5
Bottle and can currency exchange rate changes	1.5	(5.5)
Post-mix, non-trade, and other	—	0.5
Change in cost of sales per case	3.5%	1.0%

Our 2013 bottle and can ingredient and packaging costs per case increased 2.0 percent. While cost trends have moderated for many of our key commodities, the overall cost environment remains volatile. As such, we continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.

Our 2012 bottle and can ingredient and packaging costs per case increased 2.5 percent, reflecting the increased cost of certain key raw materials, particularly sugar. Our cost of sales also included $170 million in incremental costs as a result of the increased French excise tax on beverages with added sweetener (nutritive and non-nutritive). Substantially all of the increased cost was borne by our customers in the form of higher prices.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses decreased 1.0 percent to $1.9 billion in 2013. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2013 Versus 2012		2012 Versus 2011
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(22)	(1.0)%	$(8)	(0.5)%
Selling and marketing expenses	(10)	(0.5)	(14)	(1.0)
Delivery and merchandising expenses	(25)	(1.5)	7	0.5
Warehousing expenses	(17)	(1.0)	18	1.0
Depreciation and amortization	(12)	(0.5)	5	0.5
Net mark-to-market losses on non-designated commodity hedges	(2)	—	3	—
Restructuring charges	30	1.5	66	3.5
Tax Sharing Agreement indemnification changes	5	0.5	(5)	(0.5)
Currency exchange rate changes	25	1.5	(93)	(4.5)
Other changes	4	—	(4)	(0.5)
Change in SD&A expenses	$(24)	(1.0)%	$(25)	(1.5)%

The decrease in our SD&A expenses in 2013 when compared to 2012 reflected the benefits of our (1) Norway business optimization program, which drove a decrease in our delivery and warehousing expenses; (2) enhanced operating efficiency driven by initiatives under our business transformation program; and (3) ongoing expense control initiatives. These decreases were partially offset by a $30 million increase in restructuring expenses, and a $25 million increase related to currency exchange rate changes. During 2014, we will continue to focus on managing our underlying operating expense growth and leveraging the benefits of our restructuring initiatives.

The decrease in our SD&A expenses in 2012 when compared to 2011 reflected the impact of currency exchange rate changes of $93 million, declines in our sales volume and the related reduction in variable distribution costs, and our ongoing commitment to operating expense control initiatives. These decreases were partially offset by a year-over-year increase in restructuring charges of $66 million, primarily related to our Norway business optimization, and incremental costs related to the planned promotional activities surrounding the 2012 London Olympic Games.

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

We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the years ended December 31, 2013 and 2012, we recorded nonrecurring restructuring charges under this program totaling $99 million and $46 million, respectively. All nonrecurring restructuring charges related to this program are included in SD&A expenses on our Consolidated Statements of Income. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Under this program, including non-restructuring related business process improvement initiatives, we expect to generate ongoing annualized cost savings of approximately $110 million by 2015, some of which we expect to reinvest into the business.

Norway Business Optimization

In early 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project included changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we transitioned from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts were designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. The transition has resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. As of December 31, 2013, this project was substantially complete. During the years ended December 31, 2013 and 2012, we recorded nonrecurring restructuring charges totaling $21 million and $39 million, respectively, under this project. As of December 31, 2013, we had invested $56 million in cumulative capital expenditures under this project. The nonrecurring restructuring charges are included in SD&A expenses on our Consolidated Statements of Income. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense, net totaled $103 million, $94 million, and $85 million in 2013, 2012, and 2011, respectively. The following tables summarize the primary items impacting our interest expense during the periods presented (in millions):

Debt

	2013	2012	2011
Average outstanding debt balance	$3,706	$3,226	$2,759
Weighted average cost of debt	2.8%	2.8%	2.9%
Fixed-rate debt (% of portfolio)	97%	86%	97%
Floating-rate debt (% of portfolio)	3%	14%	3%

Other Nonoperating (Expense) Income

Other nonoperating expense totaled $6 million and $3 million in 2013 and 2011, respectively. Other nonoperating income totaled $3 million in 2012. Our other nonoperating (expense) income principally included gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.

Income Tax Expense

In 2013, our effective tax rate was 17.0 percent. This rate included a net deferred tax benefit of $71 million (an approximate 9 percentage point decrease in the effective tax rate) due to the enactment of a corporate income tax rate reduction in the United Kingdom. Our 2013 effective tax rate also reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2013 foreign earnings (refer to Note 10 of the Notes to Consolidated Financial Statements). We expect our underlying effective tax rate in 2014 to be approximately 26.0 percent to 28.0 percent.

In 2012, our effective tax rate was 19.0 percent. This rate included a net deferred tax benefit of $62 million (an approximate 7 percentage point decrease in the effective tax rate) due to the enactment of tax rate reductions in the United Kingdom and Sweden, partially offset by the impact of a tax law change in Belgium. Our 2012 effective tax rate also reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2012 foreign earnings.

In 2011, our effective tax rate was 21.0 percent. This rate included a deferred tax benefit of $53 million (an approximate 6 percentage point decrease in the effective tax rate) due to the enactment of tax rate reductions in the United Kingdom. Our 2011 effective tax rate also reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2011 foreign earnings.

Cash Flow and Liquidity Review

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. We believe our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe we are at significant risk of default by our counterparties.

We have amounts available to us for borrowing under a $1.0 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At December 31, 2013, our availability under this credit facility was $1.0 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At December 31, 2013, we had $111 million in debt maturities in the next 12 months. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.

In December 2012, our Board of Directors approved a resolution to authorize share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. During 2013, we repurchased $1.0 billion in outstanding shares, representing 27.2 million shares at an average price of $36.95 per share.

In December 2013, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We currently expect to repurchase approximately $800 million in outstanding shares during 2014 under our share repurchase programs, subject to economic, operating, and other factors, including acquisition opportunities. For additional information about our share repurchase programs, refer to Note 15 of the Notes to Consolidated Financial Statements.

In December 2013, we repatriated to the U.S. $450 million of our 2013 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2013 foreign earnings that were not repatriated in 2013, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. During 2014, we expect to repatriate a portion of our 2014 foreign earnings to satisfy our 2014 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2014 foreign earnings and our actual 2014 U.S.-based cash flow needs. For additional information about repatriation of foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements.

At December 31, 2013, $276 million of the cash and cash equivalents recorded on our Consolidated Balance Sheets was held by consolidated entities that are located outside the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside the U.S. is not meant to imply that the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of repatriation.

During 2013, we paid dividends of $213 million. In February 2013, our Board of Directors approved an increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013 and in February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014. As a result, we expect our cash paid for dividends to increase approximately $50 million in 2014 compared to 2013, subject to the actual number of shares outstanding as of our dividend declaration dates.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard & Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s and Fitch are stable. During 2013, our ratings outlook from S&P was revised from stable to negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions (including share repurchases), and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facility and outstanding third-party notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2013. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2013

During 2013, our primary sources of cash included (1) proceeds of $931 million from the issuances of debt, and (2) net cash derived from operating activities of $833 million. Our primary uses of cash were (1) the repurchase of $1.0 billion of shares under our share repurchase programs; (2) payments on debt of $623 million, primarily resulting from the maturing of our Swiss franc (CHF) 200 million notes and our $400 million notes; (3) capital asset investments totaling $313 million; (4) dividend payments on common stock of $213 million; (5) cash payments related to our restructuring programs of $117 million; and (6) defined benefit pension plan contributions of $72 million.

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

Operating Activities

2013 Versus 2012

Our net cash derived from operating activities totaled $833 million in 2013 versus $947 million in 2012. This change reflected a year-over-year increase in cash payments under our restructuring programs, offset partially by a decrease in the amount of contributions made to our defined benefit plans.

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

Investing Activities

Capital asset investments represent a principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	2013	2012	2011
Supply chain infrastructure	$190	$221	$204
Cold-drink equipment	73	104	99
Information technology	35	36	36
Fleet and other	15	17	37
Total capital asset investments	$313	$378	$376

During 2014, we expect our capital expenditures to approximate $350 million and to be invested in similar asset categories as those listed in the previous table. This estimate includes capital expenditures related to our business transformation program (refer to Note 14 of the Notes to Consolidated Financial Statements).

During 2013, our investing activities also included the payment of $21 million from the settlement of net investment hedges. During 2011, our investing activities also included the receipt of $22 million from the settlement of net investment hedges.

Financing Activities

Our net cash used in financing activities totaled $896 million and $556 million in 2013 and 2012, respectively. The following table summarizes our financing activities related to the issuances of and payments on debt for the period presented (in millions):

			2013	2012
Issuances of Debt	Maturity Date	Rate	Amount	Amount
€350 million notes	May 2025	2.4%	$459	$—
€350 million notes	November 2023	2.6%	472	—
€350 million notes	December 2019	2.0%	—	430
Total issuances of debt			$931	$430

Payments on Debt	Maturity Date	Rate	Amount	Amount
CHF 200 notes	March 2013	3.8%	$(211)	$—
$400 million notes	November 2013	1.1%	(400)	—
Other payments, net	—	—	(12)	(16)
Total payments on debt			$(623)	$(16)

Our financing activities during 2013 and 2012 also include the repurchase of $1.0 billion and $780 million of shares, respectively, under our share repurchase programs. We currently expect to purchase approximately $800 million in outstanding shares during 2014.

During 2013, we paid dividends of $213 million. In February 2013, our Board of Directors approved an increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013. In February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014. As a result, we expect our cash paid for dividends to increase approximately $50 million in 2014 compared to 2013, subject to the actual number of shares outstanding as of our dividend declaration dates.

Financial Position

Assets

2013 Versus 2012

Trade accounts receivable, net increased $83 million, or 6.0 percent, to $1.5 billion at December 31, 2013. This increase was driven by increased sales volume late in the year as well as currency exchange rate changes.

Inventories increased $66 million, or 17.0 percent, to $452 million at December 31, 2013, from $386 million at December 31, 2012. This increase was primarily attributable to the incremental purchase of certain raw materials in the latter part of the fourth quarter of 2013, an increase in higher-cost finished goods, as well as currency exchange rate changes.

Franchise license intangible assets, net and goodwill increased $73 million, or 2.0 percent, to $4.1 billion at December 31, 2013. This increase was due to the effect of currency exchange rate changes. For additional information about our franchise license intangible assets and goodwill, refer to Note 2 of the Notes to Consolidated Financial Statements.

Other noncurrent assets increased $105 million, or 28.5 percent, to $476 million at December 31, 2013, from $371 million at December 31, 2012. This increase was primarily driven by an increase in noncurrent assets related to our deferred taxes (refer to Note 10 of the Notes to Consolidated Financial Statements) and an increase in our noncurrent assets related to our defined benefit pension plans (refer to Note 9 of the Notes to Consolidated Financial Statements).

Liabilities and Equity

2013 Versus 2012

Accounts payable and accrued expenses increased $95 million, or 5.0 percent, to $1.9 billion at December 31, 2013, from $1.8 billion at December 31, 2012. This increase was primarily driven by: (1) an increase in accrued expenses related to our customer marketing programs as a result of timing of payments, as well as the Norway business optimization program that resulted in the transition of certain customer discounts from on-invoice deductions to off-invoice customer marketing programs; (2) an increase in employee compensation related to severance accruals related to the business transformation program (refer to Note 14 of the Notes to Consolidated Financial Statements) and certain incentive compensation amounts which became current in 2013; and (3) currency exchange rate changes. These increases were partially offset by a decrease in our accrued income taxes payable.

Current portion of debt decreased $521 million to $111 million at December 31, 2013, from $632 million at December 31, 2012. This decrease was driven by the maturity of our CHF 200 million notes in March 2013, and the maturity of our $400 million floating-rate notes in November 2013. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Debt, less current portion increased $892 million, or 31.5 percent, to $3.7 billion at December 31, 2013, from $2.8 billion at December 31, 2012. This increase was driven by the issuance of our €350 million in May 2013, 2.4 percent notes due 2025 and the issuance of our €350 million in November 2013, 2.6 percent notes due 2023. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Other noncurrent liabilities decreased $55 million, or 20.0 percent, to $221 million at December 31, 2013, from $276 million at December 31, 2012. This decrease was primarily attributable to a decrease in noncurrent liabilities related to our defined benefit pension plans (refer to Note 9 of the Notes to Consolidated Financial Statements), and certain incentive compensation amounts that became current during 2013, partially offset by our derivative financial instruments.

Common stock in treasury, at cost increased $1.0 billion, or 56.5 percent, to $2.9 billion at December 31, 2013. This increase was primarily driven by our repurchase of $1.0 billion in outstanding shares during 2013 under our share repurchase programs (refer to Note 15 of the Notes to Consolidated Financial Statements). The remaining difference represents shares withheld for taxes upon the vesting of employee share-based payment awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt, excluding capital leases(A)	$3,806	$100	$725	$480	$2,501
Interest obligations(B)	688	104	193	159	232
Purchase agreements(C)	502	97	155	123	127
Operating leases(D)	388	84	115	109	80
Other purchase obligations(E)	101	101	—	—	—
Capital lease obligations(F)	40	12	20	6	2
Total contractual obligations	$5,525	$498	$1,208	$877	$2,942
___________________________

(A)	These amounts represent our scheduled debt maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)
These amounts represent estimated interest payments related to our long-term debt obligations, excluding capital leases. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt, we have estimated interest using the forward interest rate curve. At December 31, 2013, approximately 97 percent of our debt portfolio was comprised of fixed-rate debt, and 3 percent was floating-rate debt.

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

(D)
These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2013. Income associated with sublease arrangements is not significant. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)	These amounts represent outstanding purchase obligations primarily related to commodity purchases and capital expenditures.

(F)
These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our defined benefit pension plans for the years ended December 31, 2013 and 2012, as well as our projected contributions for the year ending December 31, 2014 (in millions):

	Actual(A)		Projected(A)
	2013	2012	2014
Pension contributions	$72	$121	$60
___________________________

(A)
These amounts represent only contributions made by CCE. We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. During 2013 and 2012, we contributed incremental amounts totaling $15 million and $65 million, respectively, to our Great Britain defined benefit pension plan to improve the funded status of this plan.

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

Permanent Reinvestment of Foreign Earnings

We had approximately $1.8 billion in cumulative undistributed foreign historical earnings as of December 31, 2013. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these foreign historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

In December 2013, we repatriated to the U.S. $450 million of our 2013 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2013 foreign earnings that were not repatriated in 2013, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. In December 2012, we repatriated to the U.S. $450 million of our 2012 foreign earnings, for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S.

The following table illustrates the hypothetical U.S. taxes that we would be subjected to if the entire amount of our permanently reinvested foreign earnings as of December 31, 2013 were repatriated to the U.S. (in millions):

Incremental U.S. Tax Percentage(A)	Incremental U.S. Taxes(B)
5 percent	$90
10 percent	180
15 percent	270
20 percent	360
___________________________

(A)
These percentages are not based on any specific facts or circumstances, but instead were selected for illustrative purposes only. Each rate represents the hypothetical incremental U.S. tax assessed on earnings from a foreign jurisdiction upon repatriation to the U.S.

(B)	Amounts are derived by multiplying the hypothetical incremental U.S. tax percentages by our cumulative undistributed permanently reinvested foreign earnings as of December 31, 2013.

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

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (4.2 percent for the year ended

December 31, 2013 and 4.4 percent as of December 31, 2013) by 0.5 percent would have increased our 2013 pension expense by approximately $15 million and our projected benefit obligation (PBO) by approximately $155 million.

We determine the salary rate of inflation by considering the following factors: (1) expected long-term price inflation; (2) allowance for merit and promotion increases; (3) prior years’ actual experience; and (4) any known short-term actions. Increasing our salary rate of inflation (3.4 percent for the year ended December 31, 2013 and 3.5 percent as of December 31, 2013) by 0.5 percent would have increased our 2013 pension expense by approximately $5 million and our PBO by approximately $25 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Decreasing the EROA (6.7 percent for the year ended December 31, 2013) by 0.5 percent would have increased our pension expense in 2013 by approximately $7 million.

We utilize the five-year asset smoothing technique to recognize market gains and losses for pension plans representing 91 percent of our pension plan assets. During 2008, we experienced a significant decline in the market value of our pension plan assets and, subsequent to 2008, we experienced significant increases in the market value of our pension assets. As a result of the asset smoothing technique we utilize, gains and losses do not fully impact our pension expense immediately.

As a result of changes in discount rates, asset losses, and other assumption changes, our net losses deferred in accumulated other comprehensive income (AOCI) have increased in recent years. As of December 31, 2013, our net losses totaled $396 million, of which $24 million will be amortized in 2014 as a component of our 2014 net periodic benefit cost.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net sales, totaled $1.1 billion in 2013 and $1.0 billion in 2012 and 2011.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. Our accrued marketing costs were $625 million, $555 million, and $461 million as of December 31, 2013, 2012, and 2011, respectively. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. In part due to the length of time necessary to obtain relevant data from our customers, actual amounts paid can differ from these estimates. During the years ended December 31, 2013, 2012, and 2011, we recorded net customer marketing accrual reductions related to estimates for prior year programs of $31 million, $34 million, and $21 million, respectively.

Contingencies

For information about our contingencies, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

At December 31, 2013, we had approximately 11,750 employees, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2015. We believe that we will be able to renegotiate agreements with satisfactory terms.

Off-Balance Sheet Arrangements

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2013, approximately 97 percent of our debt portfolio was comprised of fixed-rate debt and 3 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of December 31, 2013 would change the fair value of our fixed-rate debt outstanding as of December 31, 2013 by approximately $15 million.

We also estimate that a 1 percent change in the interest costs of our floating-rate debt outstanding as of December 31, 2013 would change interest expense on an annual basis by approximately $1 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our entire operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the year ended December 31, 2013 by approximately $110 million.

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

Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of December 31, 2013, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Consolidated Financial Statements.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2013. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

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

/S/ JOHN F. BROCK
Chairman and Chief Executive Officer

/S/ MANIK H. JHANGIANI
Senior Vice President and Chief Financial Officer

/S/ SUZANNE D. PATTERSON
Vice President, Controller, and Chief Accounting Officer

Atlanta, Georgia
February 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 7, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Coca-Cola Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coca-Cola Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Coca-Cola Enterprises, Inc. and our report dated February 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 7, 2014

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2013	2012	2011
Net sales	$8,212	$8,062	$8,284
Cost of sales	5,350	5,162	5,254
Gross profit	2,862	2,900	3,030
Selling, delivery, and administrative expenses	1,948	1,972	1,997
Operating income	914	928	1,033
Interest expense, net	103	94	85
Other nonoperating (expense) income	(6)	3	(3)
Income before income taxes	805	837	945
Income tax expense	138	160	196
Net income	$667	$677	$749
Basic earnings per share	$2.49	$2.30	$2.35
Diluted earnings per share	$2.44	$2.25	$2.29
Dividends declared per share	$0.80	$0.64	$0.51
Basic weighted average shares outstanding	268	294	319
Diluted weighted average shares outstanding	273	301	327

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2013	2012	2011
Net income	$667	$677	$749
Components of other comprehensive income (loss):
Currency translations
Pretax activity, net	82	175	(74)
Tax effect	—	—	—
Currency translations, net of tax	82	175	(74)
Net investment hedges
Pretax activity, net	(61)	(45)	23
Tax effect	21	16	(8)
Net investment hedges, net of tax	(40)	(29)	15
Cash flow hedges
Pretax activity, net	21	(11)	(13)
Tax effect	(6)	3	4
Cash flow hedges, net of tax	15	(8)	(9)
Pension plan adjustments
Pretax activity, net	57	(126)	(82)
Tax effect	(15)	31	22
Pension plan adjustments, net of tax	42	(95)	(60)
Other comprehensive income (loss), net of tax	99	43	(128)
Comprehensive income	$766	$720	$621

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2013	2012
ASSETS
Current:
Cash and cash equivalents	$343	$721
Trade accounts receivable, less allowances of $16 and $17, respectively	1,515	1,432
Amounts receivable from The Coca-Cola Company	89	66
Inventories	452	386
Other current assets	169	157
Total current assets	2,568	2,762
Property, plant, and equipment, net	2,353	2,322
Franchise license intangible assets, net	4,004	3,923
Goodwill	124	132
Other noncurrent assets	476	371
Total assets	$9,525	$9,510
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,939	$1,844
Amounts payable to The Coca-Cola Company	145	103
Current portion of debt	111	632
Total current liabilities	2,195	2,579
Debt, less current portion	3,726	2,834
Other noncurrent liabilities	221	276
Noncurrent deferred income tax liabilities	1,103	1,128
Total liabilities	7,245	6,817
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 352,374,063 and 348,760,432 shares, respectively	3	3
Additional paid-in capital	3,899	3,825
Reinvested earnings	1,577	1,126
Accumulated other comprehensive loss	(331)	(430)
Common stock in treasury, at cost – 94,776,979 and 66,724,738 shares, respectively	(2,868)	(1,831)
Total shareowners’ equity	2,280	2,693
Total liabilities and shareowners’ equity	$9,525	$9,510

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$667	$677	$749
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	308	335	321
Share-based compensation expense	33	35	43
Deferred income tax benefit	(77)	(132)	(121)
Pension expense less than contributions	(19)	(75)	(24)
Changes in assets and liabilities:
Trade accounts receivables	(45)	—	(85)
Inventories	(57)	30	(44)
Prepaid expenses and other current assets	(21)	(5)	(26)
Accounts payable and accrued expenses	100	58	88
Other changes, net	(56)	24	(39)
Net cash derived from operating activities	833	947	862
Cash Flows from Investing Activities:
Capital asset investments	(313)	(378)	(376)
Capital asset disposals	4	13	4
Settlement of net investment hedges	(21)	—	22
Other investing activities, net	—	(8)	(9)
Net cash used in investing activities	(330)	(373)	(359)
Cash Flows from Financing Activities:
Net change in commercial paper	—	—	(145)
Issuances of debt	931	430	900
Payments on debt	(623)	(16)	(9)
Share repurchases under share repurchase programs	(1,006)	(780)	(800)
Dividend payments on common stock	(213)	(187)	(162)
Net cash received from The Coca-Cola Company for transaction-related items	—	—	71
Other financing activities, net	15	(3)	16
Net cash used in financing activities	(896)	(556)	(129)
Net effect of currency exchange rate changes on cash and cash equivalents	15	19	(11)
Net Change in Cash and Cash Equivalents	(378)	37	363
Cash and Cash Equivalents at Beginning of Year	721	684	321
Cash and Cash Equivalents at End of Year	$343	$721	$684
Supplemental Noncash Investing and Financing Activities:
Capital lease additions	$9	$7	$14
Supplemental Disclosure of Cash Paid for:
Income taxes, net	$262	$293	$232
Interest, net of amounts capitalized	91	84	63

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	Common Stock Outstanding		Additional		Accumulated Other	Common	Total
(in millions)	Shares	Amount	Paid-In Capital	Reinvested Earnings	Comprehensive Income (Loss)	Stock in Treasury	Shareowners’ Equity
Balance as of January 1, 2011	333	$3	$3,628	$57	$(345)	$(200)	$3,143
Net income	—	—	—	749	—	—	749
Post closing transaction-related items	—	—	37	—	—	—	37
Other adjustments, net	—	—	8	—	—	—	8
Shares issued under share-based compensation plans	3	—	13	—	—	—	13
Deferred compensation plans	—	—	2	—	—	—	2
Share-based compensation expense	—	—	43	—	—	—	43
Tax benefit from share-based compensation awards	—	—	14	—	—	—	14
Dividends declared	—	—	—	(168)	—	—	(168)
Shares repurchased under our publicly announced share repurchase programs	(30)	—	—	—	—	(800)	(800)
Shares withheld for taxes on share-based payment awards, net	(1)	—	—	—	—	(14)	(14)
Total other comprehensive loss	—	—	—	—	(128)	—	(128)
Balance as of December 31, 2011	305	3	3,745	638	(473)	(1,014)	2,899
Net income	—	—	—	677	—	—	677
Other adjustments, net	—	—	(8)	—	—	—	(8)
Shares issued under share-based compensation plans	5	—	21	—	—	—	21
Deferred compensation plans	—	—	1	—	—	1	2
Share-based compensation expense	—	—	35	—	—	—	35
Tax benefit from share-based compensation awards	—	—	33	—	—	—	33
Dividends declared	—	—	—	(189)	—	—	(189)
Shares repurchased under our publicly announced share repurchase programs	(27)	—	—	—	—	(780)	(780)
Shares withheld for taxes on share-based payment awards, net	(1)	—	(2)	—	—	(38)	(40)
Total other comprehensive income	—	—	—	—	43	—	43
Balance as of December 31, 2012	282	3	3,825	1,126	(430)	(1,831)	2,693
Net income	—	—	—	667	—	—	667
Other adjustments, net	—	—	1	—	—	—	1
Shares issued under share-based compensation plans	4	—	22	—	—	—	22
Deferred compensation plans	—	—	2	—	—	—	2
Share-based compensation expense	—	—	33	—	—	—	33
Tax benefit from share-based compensation awards	—	—	20	—	—	—	20
Dividends declared	—	—	—	(216)	—	—	(216)
Shares repurchased under our publicly announced share repurchase programs	(27)	—	—	—	—	(1,006)	(1,006)
Shares withheld for taxes on share-based payment awards, net	(1)	—	(4)	—	—	(31)	(35)
Total other comprehensive income	—	—	—	—	99	—	99
Balance as of December 31, 2013	258	$3	$3,899	$1,577	$(331)	$(2,868)	$2,280

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1
BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 2, 2010, pursuant to the merger agreement (the Agreement) dated February 25, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a merger (the Merger) with The Coca-Cola Company (TCCC) and separated its European operations, Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment into a new legal entity, which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger.

Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden.

Business

We are a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results are affected by a number of factors, including, but not limited to, consumer preferences, cost to manufacture and distribute products, foreign currency exchange rates, general economic conditions, local and national laws and regulations, raw material availability, and weather patterns.

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

Our fiscal year ends on December 31. For interim quarterly reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in 2013 versus 2012, and there was one additional selling day in 2012 versus 2011 (based upon a standard five-day selling week).
The following table summarizes the number of selling days by quarter for the years ended December 31, 2013, 2012, and 2011 (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013	64	65	65	67	261
2012	65	65	65	66	261
2011	65	65	65	65	260

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

Net Sales

We recognize net sales when all of the following conditions are met: (1) evidence of a binding arrangement exists (generally, purchase orders); (2) products have been delivered and there is no future performance required; and (3) amounts are collectible under normal payment terms. For product sales, these conditions occur when the products are delivered to or picked up by our customers and, in the case of full-service vending, when cash is collected from vending machines. Revenue is stated net of sales discounts and marketing and promotional incentives paid to customers.

We record value added taxes (VAT) on a net basis (i.e., excluded from net sales) and record excise taxes and taxes on packaging on a gross basis (i.e., included in net sales). During 2013, 2012, and 2011, the total amount of taxes recorded on a gross basis approximated $555 million, $500 million, and $345 million, respectively. The increase in taxes recorded on a gross basis in 2013 and 2012 when compared to 2011 is primarily attributable to the increased French excise tax on beverages with added sweetener (both nutritive and non-nutritive), which is consistent with our policy for similar taxes.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products. Among these programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales. We believe our participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs, included as a reduction in net sales, totaled $1.1 billion in 2013 and $1.0 billion in both 2012 and 2011.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from our manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in selling, delivery, and administrative (SD&A) expenses on our Consolidated Statements of Income and totaled approximately $275 million, $314 million, and $325 million in 2013, 2012, and 2011, respectively. Our customers do not pay us separately for shipping and handling costs.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when acquired. As of December 31, 2013, $276 million of our total cash and cash equivalents was held by consolidated entities that are outside the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside the U.S. is not meant to imply that the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of repatriation. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, we believe this risk is mitigated due to the diverse nature of the customers we serve, including, but not limited to, their type, geographic location, size, and beverage channel. Collections of our receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, accounts receivable have terms of 40 to 60 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due. We also carry credit insurance on a portion of our accounts receivable balance.

The following table summarizes the change in our allowance for losses on trade accounts receivable for the periods presented (in millions):

Accounts Receivable Allowance
Balance at January 1, 2011	$16
Provision	4
Write-offs	(4)
Balance at December 31, 2011	16
Provision	4
Write-offs	(3)
Balance at December 31, 2012	17
Provision	2
Write-offs	(3)
Balance at December 31, 2013	$16

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	December 31,
	2013	2012
Finished goods	$260	$220
Raw materials and supplies	192	166
Total inventories	$452	$386

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold-drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold-drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement.

The following table summarizes the classification of depreciation and amortization expense in our Consolidated Statements of Income for the periods presented (in millions):

Location – Statements of Income	2013	2012	2011
Selling, delivery, and administrative expenses	$190	$214	$200
Cost of sales	118	121	121
Total depreciation and amortization	$308	$335	$321

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to buildings and fleet assets. Amortization of capital lease assets is included in depreciation expense. Our net interests in assets acquired under capital leases totaled $31 million as of December 31, 2013 (gross cost of $91 million, net of accumulated amortization of $60 million). The net present values of amounts due under capital leases are recorded as liabilities and are included within our total debt. Refer to Note 6.

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

The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	December 31,
	2013	2012	Useful Life
Land	$166	$161	n/a
Building and improvements	1,024	948	20 to 40 years
Machinery, equipment, and containers	1,773	1,625	3 to 20 years
Cold-drink equipment	1,721	1,602	3 to 13 years
Vehicle fleet	110	122	3 to 12 years
Furniture, office equipment, and software	431	379	3 to 10 years
Property, plant, and equipment	5,225	4,837
Accumulated depreciation and amortization	(3,050)	(2,756)
	2,175	2,081
Construction in process	178	241
Property, plant, and equipment, net	$2,353	$2,322

Taxes

We compute and report income taxes on a separate return basis and recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We record interest and penalties related to unrecognized tax positions in interest expense, net and other nonoperating (expense) income, respectively, on our Consolidated Statements of Income. Refer to Note 10.

Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other adjustments, including foreign currency translation adjustments, hedges of our net investments in our foreign subsidiaries, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and pension plan adjustments. We do not provide income taxes on currency translation adjustments (CTA), as the historical earnings from our foreign subsidiaries are considered to be permanently reinvested. If current year earnings are repatriated, the amount to be repatriated is determined in U.S. dollars and converted to the equivalent amount of foreign currency at the time of repatriation; therefore, the repatriation of current year earnings does not have an impact on the CTA component of our accumulated other comprehensive income (AOCI) balance.

The following table summarizes our AOCI as of the dates presented (after tax; in millions):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at December 31, 2012	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive income (loss) before reclassifications	82	(40)	(6)	21	57
Amounts reclassified from AOCI	—	—	21	21	42
Net change in other comprehensive income (loss)	82	(40)	15	42	99
Balance at December 31, 2013	$41	$(54)	$(7)	$(311)	$(331)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 5.

(B)	For additional information about our pension plans, refer to Note 9.

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

Foreign Currency Translation

The assets and liabilities of our operations are translated from local currencies into our reporting currency, the U.S. dollar, at currency exchange rates in effect at the end of a reporting period. Gains and losses from the translation of our results are included in AOCI on our Consolidated Balance Sheets. Revenues and expenses are translated at average monthly currency exchange rates. Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating (expense) income on our Consolidated Statements of Income.

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

The following tables summarize our assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$19	$—	$19	$—
Pension plan assets(B)	1,466	302	1,109	55
Total assets	$1,485	$302	$1,128	$55
Derivative liabilities(A)	$92	$—	$92	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$38	$—	$38	$—
Pension plan assets(B)	1,318	237	1,032	49
Total assets	$1,356	$237	$1,070	$49
Derivative liabilities(A)	$81	$—	$81	$—
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

Note 2
FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in our net franchise license intangible assets and goodwill for the periods presented (in millions):

	Franchise License Intangible Assets, net	Goodwill
Balance as of January 1, 2011	$3,828	$131
Acquisition of the bottling operations in Norway and Sweden	(57)	(2)
Currency translation adjustments	—	(5)
Balance as of December 31, 2011	3,771	124
Currency translation adjustments	152	8
Balance as of December 31, 2012	3,923	132
Currency translation adjustments	81	(8)
Balance as of December 31, 2013	$4,004	$124

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

2013 and 2012 Impairment Analysis

We performed our 2013 and 2012 annual impairment tests of our franchise license intangible assets and goodwill as of the last reporting day of October of each respective year. The results of the qualitative impairment review of these assets indicated it was not more likely than not that the estimated fair value of these assets was less than their respective carrying values at each testing date. As a result, no impairment charges were recorded.

2011 Impairment Analysis

We performed our 2011 annual impairment test of our franchise license intangible assets and goodwill as of the last reporting day of October. The results of this impairment test indicated that the estimated fair value of these assets exceeded their carrying values by a substantial margin at the testing date. As a result, no impairment charges were recorded.

Note 3
RELATED PARTY TRANSACTIONS

Transactions with TCCC

We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified.

We have license agreements with TCCC for each of our territories that extend through October 2, 2020, with terms of 10 years each, with each containing the right for us to request a 10-year renewal. We also have an agreement with TCCC for an incidence-based concentrate pricing model across all of our territories that extends through December 31, 2015.

The following table summarizes the transactions with TCCC that directly impacted our Consolidated Statements of Income for the periods presented (in millions):

	2013	2012	2011
Amounts affecting net sales:
Fountain syrup and packaged product sales	$17	$15	$16
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(2,319)	$(2,190)	$(2,373)
Purchases of finished products	(52)	(72)	(60)
Marketing support funding earned	209	176	198
Total	$(2,162)	$(2,086)	$(2,235)

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

We and TCCC have established a Global Marketing Fund, under which TCCC pays us $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, when such failure is within our reasonable control. During 2013, 2012, and 2011, we received $45 million under the Global Marketing Fund with TCCC.

Merger-Related Transactions

During 2011, we settled items between us and TCCC related to the Merger as provided for in the Agreement. The net amount of these items resulted in a payment to us from TCCC of approximately $71 million.

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

 Note 4
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	December 31,
	2013	2012
Trade accounts payable	$486	$462
Accrued customer marketing costs	625	555
Accrued compensation and benefits	321	288
Accrued taxes	229	262
Accrued deposits	72	87
Other accrued expenses	206	190
Accounts payable and accrued expenses	$1,939	$1,844

Note 5
DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded in our Consolidated Balance Sheets as of the dates presented (in millions):

		December 31,
Hedging Instruments	Location – Balance Sheets	2013	2012
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$11	$31
Interest rate swap contracts(B)	Other current assets	—	2
Foreign currency contracts	Other noncurrent assets	—	3
Total		11	36
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	1	1
Foreign currency contracts	Other noncurrent assets	7	—
Commodity contracts	Other noncurrent assets	—	1
Total		8	2
Total Assets		$19	$38
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$29	$41
Foreign currency contracts	Other noncurrent liabilities	43	33
Total		72	74
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	—	1
Commodity contracts	Accounts payable and accrued expenses	12	6
Foreign currency contracts	Other noncurrent liabilities	7	—
Commodity contracts	Other noncurrent liabilities	1	—
Total		20	7
Total Liabilities		$92	$81
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross-currency swap agreements.

(B)	Amount includes the gross interest receivable on our interest rate swap agreements.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in interest expense, net on our Consolidated Statements of Income. During the years ended December 31, 2013, 2012, and 2011, the amount of ineffectiveness associated with these hedges was not material.

The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of the dates presented:

	December 31, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Fixed-to-floating interest rate swap	n/a	n/a	USD 400 million	November 2013

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

The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	December 31, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.6 billion	June 2021	USD 1.8 billion	June 2021

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
Cash Flow Hedging Instruments	2013	2012	2011
Foreign currency contracts	$(6)	$(38)	$9

		Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedging Instruments	Location – Statements of Income	2013	2012	2011
Foreign currency contracts	Cost of sales	$2	$(13)	$2
Foreign currency contracts(B)	Other nonoperating (expense) income	(23)	(17)	16
Total		$(21)	$(30)	$18
___________________________

(A)	The amount of ineffectiveness associated with these hedges was not material.

(B)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Consolidated Statements of Income.

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

The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	December 31, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 55 million	January 2014	USD 85 million	March 2013
Commodity contracts	USD 129 million	December 2015	USD 171 million	December 2014

The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Consolidated Statements of Income for the periods presented (in millions):

Non-Designated Hedging Instruments	Location – Statements of Income	2013	2012	2011
Commodity contracts	Cost of sales	$(22)	$(4)	$(4)
Commodity contracts	Selling, delivery, and administrative expenses	1	2	8
Foreign currency contracts	Other nonoperating (expense) income(A)	(1)	(18)	24
	Total	$(22)	$(20)	$28
___________________________

(A)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Consolidated Statements of Income.

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

As of December 31, 2013, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $12 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transaction occurs. For additional information about our segment reporting, refer to Note 13.

The following table summarizes the deferred gain (loss) activity in our Corporate segment for the periods presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance as of January 1, 2011	$1	$1	$2
Amounts recognized during the period and recorded in our Corporate segment, net	(4)	6	2
Amounts transferred from our Corporate segment to our Europe operating segment, net	—	(5)	(5)
Balance as of December 31, 2011	(3)	2	(1)
Amounts recognized during the period and recorded in our Corporate segment, net	(5)	1	(4)
Amounts transferred from our Corporate segment to our Europe operating segment, net	3	(3)	—
Balance as of December 31, 2012	(5)	—	(5)
Amounts recognized during the period and recorded in our Corporate segment, net	(19)	1	(18)
Amounts transferred from our Corporate segment to our Europe operating segment, net	12	(1)	11
Balance as of December 31, 2013	$(12)	$—	$(12)
___________________________

(A)
Over the next 12 months, deferred losses totaling $11 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

Net Investment Hedges

We have entered into foreign currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating (expense) income on our Consolidated Statements of Income. During 2013, we paid $21 million to settle certain of these hedges, and during 2011, we received $22 million to settle certain of these hedges.

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	December 31, 2013		December 31, 2012
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 190 million	November 2014	USD 360 million	December 2013
Foreign currency denominated debt	USD 1.4 billion	May 2025	USD 462 million	December 2019
The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
Net Investment Hedging Instruments	2013	2012	2011
Foreign currency contracts	$(7)	$(8)	$15
Foreign currency denominated debt	(33)	(21)	—
Total	$(40)	$(29)	$15
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

Note 6
DEBT AND CAPITAL LEASES

The following table summarizes our debt as of the dates presented (in millions, except rates):

	December 31, 2013		December 31, 2012
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar notes due 2013-2021(B)	$1,891	2.9%	$2,291	2.6%
Euro notes due 2017-2025(C)	1,915	2.5	918	2.6
Swiss franc notes due 2013(D)	—	—	218	3.8
Capital lease obligations(E)	31	n/a	39	n/a
Total debt(F)	3,837		3,466
Current portion of debt	(111)		(632)
Debt, less current portion	$3,726		$2,834
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In November 2013, $400 million, 1.1 percent notes matured.

(C)	In May 2013, we issued €350 million, 2.4 percent notes due 2025. In November 2013, we issued €350 million, 2.6 percent notes due 2023.

(D)	In March 2013, Swiss franc (CHF) 200 million ($211 million), 3.8 percent notes matured.

(E)	These amounts represent the present value of our minimum capital lease obligations.

(F)
The total fair value of our outstanding debt, excluding capital lease obligations, was $3.8 billion and $3.6 billion at December 31, 2013 and December 31, 2012, respectively. The fair value of our debt is estimated using quoted market prices for publicly traded instruments (Level 1).

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2013 (in millions):

Years Ending December 31,	Debt Maturities
2014	$100
2015	475
2016	250
2017	480
2018	—
Thereafter	2,501
Debt, excluding capital leases	$3,806

Years Ending December 31,	Capital Lease Obligations
2014	$12
2015	11
2016	9
2017	4
2018	2
Thereafter	2
Total minimum lease payments	40
Amounts representing interest	(9)
Present value of minimum lease payments	31
Total debt	$3,837

Credit Facilities

We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At December 31, 2013, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Covenants

Our credit facility and outstanding third-party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2013. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7
OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2027. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Rent expense under noncancelable operating lease agreements totaled $89 million, $87 million, and $88 million during 2013, 2012, and 2011, respectively.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2013 (in millions):

Years Ending December 31,	Operating Leases
2014	$84
2015	60
2016	55
2017	55
2018	54
Thereafter	80
Total minimum operating lease payments(A)	$388
___________________________

(A)	Income associated with sublease arrangements is not significant.

Note 8
COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2013 (in millions):

Years Ending December 31,	Purchase Commitments(A)
2014	$97
2015	85
2016	70
2017	62
2018	61
Thereafter	127
Total purchase commitments	$502
___________________________

(A)
These commitments do not include amounts related to supply agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity.

Tax Audits

Our tax filings for various periods in the jurisdictions in which we do business may be subjected to audit by the relevant tax authorities. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. We believe that we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will pay some amount.

Workforce (Unaudited)

At December 31, 2013, we had approximately 11,750 employees, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2015. We believe that we will be able to renegotiate agreements with satisfactory terms.

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

We have certain indemnity obligations to TCCC as part of the Merger. Under the Agreement, we agreed to indemnify TCCC for liabilities, including, but not limited to, those resulting from the breach of representations, warranties, or covenants of Legacy CCE or CCE, as well as liabilities of CCE, as set forth in the Agreement and certain ancillary agreements prior to the effective date of the Merger. On July 1, 2011, our indemnity obligations related to certain of these representations and warranties (other than certain fundamental representations, as defined, and for willful material breach) expired with no claim for breach of those representations or warranties having been made by TCCC. For additional information about our indemnity obligations, refer to Note 1. In addition, we continue to have indemnity obligations under the Tax Sharing Agreement (TSA) (refer to Note 10).

Note 9
EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering the majority of our non-U.S. employees. All pension plans are measured as of December 31.

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit cost of our pension plans for the periods presented (in millions):

	2013	2012	2011
Components of net periodic benefit costs:
Service cost	$57	$51	$49
Interest cost	57	56	55
Expected return on plan assets	(85)	(80)	(73)
Amortization of prior service cost	5	5	3
Amortization of actuarial loss	22	14	7
Net periodic benefit cost	56	46	41
Other(A)	(4)	—	3
Total cost	$52	$46	$44
___________________________

(A)
During 2013, we converted our defined benefit pension plan in the Netherlands to a defined contribution plan, resulting in a net gain on the curtailment and settlement of the defined benefit plan. This gain was partially offset by additional pension expense related to our restructuring activities (refer to Note 14).

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit cost of our pension plans for the periods presented:

	2013	2012	2011
Discount rate	4.2%	5.0%	5.5%
Expected return on assets	6.7	6.8	6.8
Rate of compensation increase	3.4	3.6	3.9

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our pension plans as of the dates presented:

	December 31,
	2013	2012
Discount rate	4.4%	4.2%
Rate of compensation increase	3.5	3.4

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in our pension plan benefit obligation and the fair value of our plan assets as of the dates presented (in millions):

	December 31,
	2013	2012
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$1,408	$1,115
Service cost	57	51
Interest cost	57	56
Actuarial loss	73	166
Benefit payments	(36)	(31)
Plan amendments	9	—
Curtailments(A)	(13)	—
Settlements(A)	(121)	—
Currency translation adjustments	41	51
Benefit obligation at end of plan year	$1,475	$1,408
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$1,318	$1,078
Actual gain on plan assets	188	101
Employer contributions	72	121
Benefit payments	(36)	(31)
Currency translation adjustments	40	50
Settlements(A)	(116)	—
Other, net	—	(1)
Fair value of plan assets at end of plan year	$1,466	$1,318
___________________________

(A)	During 2013, we converted our defined benefit pension plan in the Netherlands to a defined contribution plan, resulting in a curtailment and settlement of the defined benefit plan.

The following table summarizes the projected benefit obligation (PBO), the accumulated benefit obligation (ABO), and the fair value of plan assets for our pension plans with an ABO in excess of plan assets and for our pension plans with a PBO in excess of plan assets as of the dates presented (in millions):

	December 31,
	2013	2012
Information for plans with an ABO in excess of plan assets:
PBO	$54	$191
ABO	45	177
Fair value of plan assets	2	106
Information for plans with a PBO in excess of plan assets:
PBO	$224	$356
ABO	163	289
Fair value of plan assets	135	225

Funded Status

The following table summarizes the funded status of our pension plans and the amounts recognized in our Consolidated Balance Sheets as of the dates presented (in millions):

	December 31,
	2013	2012
Funded status:
PBO	$(1,475)	$(1,408)
Fair value of plan assets	1,466	1,318
Net funded status	$(9)	$(90)
Funded status - overfunded	80	41
Funded status - underfunded	(89)	(131)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets	$80	$41
Current liabilities	(6)	(7)
Noncurrent liabilities	(83)	(124)
Net amounts recognized	$(9)	$(90)

The ABO for our pension plans as of December 31, 2013 and 2012 was $1.2 billion and $1.1 billion, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the amounts recorded in AOCI that have not yet been recognized as a component of net periodic benefit cost as of the dates presented (pretax; in millions):

	December 31,
	2013	2012
Amounts in AOCI:
Prior service cost	$5	$12
Net losses	396	438
Amounts in AOCI	$401	$450

The following table summarizes the changes in AOCI related to our pension plans for the periods presented (pretax; in millions):

	2013	2012
Reconciliation of AOCI:
AOCI at beginning of plan year	$450	$307
Prior service cost recognized during the year	(5)	(5)
Prior service cost occurring during the year	5	—
Net losses recognized during the year	(22)	(14)
Net (gains) losses occurring during the year	(41)	145
Other Adjustments	6	—
Net adjustments to AOCI	(57)	126
Currency exchange rate changes	8	17
AOCI at end of plan year	$401	$450

The following table summarizes the amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost for the period presented (pretax; in millions):

2014
Amortization of prior service cost	$2
Amortization of net losses	24
Total amortization expense	$26

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

The following table summarizes our weighted average pension asset allocations as of our measurement date for the periods presented and the weighted average expected long-term rates of return by asset category:

	Weighted Average Allocation
	Target	Actual
Asset Category	2014	2013	2012	Weighted Average Expected Long-Term Rate of Return(A)
Equity securities	59%	59%	54%	8.7%
Fixed-income securities	29	27	33	3.8
Short-term investments	—	—	2	—
Other investments(B)	12	14	11	8.4
Total	100%	100%	100%	6.7%
___________________________

(A)	The weighted average expected long-term rate of return by asset category is based on our target allocation.

(B)	Other investments generally include hedge funds, real estate funds, and insurance contracts.

The following tables summarize our pension plan assets measured at fair value as of the dates presented (in millions):

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$216	$5	$211	$—
International	632	264	368	—
Other	12	12	—	—
Fixed income securities:(B)
Corporate bonds and notes	102	—	102	—
U.S. government securities	1	—	1	—
Non-U.S. government securities	270	—	270	—
Mortgage backed securities	4	—	4	—
Other bonds	28	—	28	—
Short-term investments(C)	23	21	2	—
Other investments:
Real estate funds(D)	101	—	101	—
Insurance contracts(E)	22	—	21	1
Hedge funds(F)	55	—	1	54
	$1,466	$302	$1,109	$55

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$156	$—	$156	$—
International	551	205	346	—
Fixed income securities:(B)
Common trust funds(G)	9	—	9	—
Corporate bonds and notes	55	—	55	—
Non-U.S. government securities	372	—	372	—
Short-term investments(C)	33	32	1	—
Other investments:
Real estate funds(D)	63	—	63	—
Insurance contracts(E)	21	—	20	1
Hedge funds(F)	49	—	1	48
Derivative funds(H)	9	—	9	—
	$1,318	$237	$1,032	$49
___________________________

(A)
Equity securities are comprised of the following investment types: (1) common stock; (2) preferred stock; and (3) common trust funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in common trust funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date (as of December 31, 2013, it is not probable that we will sell these investments at an amount other than net asset value).

(B)
Investments other than those held in common trust funds are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data.

(C)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.

(D)
Real estate funds are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date (as of December 31, 2013, it is not probable that we will sell these investments at an amount other than net asset value).

(E)	Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance adjusted for investment returns and changes in cash flows.

(F)
Hedge funds are held in private investment funds. These investments are valued based primarily on the net asset value, which is provided by the management of each private investment fund, multiplied by the number of shares held as of the measurement date, net of any accrued management and incentive fees due to the fund managers (as of December 31, 2013, it is not probable that we will sell these investments at an amount other than net asset value).

(G)
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

The following table summarizes the changes in our Level 3 (fair value) pension plan assets for the periods presented (in millions):

	Hedge Funds	Insurance Contracts
Balance as of January 1, 2011	$—	$2
Transfers into Level 3 - net(A)	26	—
Asset purchases	19	1
Asset settlements	—	(1)
Translation	(1)	—
Balance as of December 31, 2011	44	2
Actual return on plan assets still held at year end	2	—
Asset settlements	—	(1)
Translation	2	—
Balance as of December 31, 2012	48	1
Actual return on plan assets still held at year end	5	—
Asset purchases	—	1
Asset sales	—	(1)
Translation	1	—
Balance as of December 31, 2013	$54	$1
___________________________

(A)	Transfer into Level 3 was performed on January 1, 2011.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension plans for the years ended December 31, 2013 and 2012, as well as our projected contributions for the year ending December 31, 2014 (in millions):

	Actual(A)		Projected(A)
	2013	2012	2014
Total pension contributions	$72	$121	$60
___________________________

(A)
These amounts represent only contributions made by CCE. During 2013 and 2012, we contributed incremental amounts totaling $15 million and $65 million, respectively, to our Great Britain defined benefit pension plan to improve the funded status of this plan.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts. The following table summarizes our expected future benefit payments as of December 31, 2013 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)
2014	$29
2015	29
2016	31
2017	34
2018	36
2019 - 2023	247
___________________________

(A)	These amounts represent only payments funded by CCE and are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all of our employees in France, Norway, and the U.S., and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $18 million, $16 million, and $14 million in 2013, 2012, and 2011, respectively.

Note 10
TAXES

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in our deferred tax liabilities and assets. The following table summarizes the significant components of income tax expense for the periods presented (in millions):

	2013	2012	2011
Current:
U.S.	$92	$114	$107
Europe and Canada	123	178	210
Total current	215	292	317
Deferred:
U.S.	(22)	(54)	(82)
Europe and Canada	16	(16)	14
Rate and law changes	(71)	(62)	(53)
Total deferred	(77)	(132)	(121)
Income tax expense	$138	$160	$196

Our effective tax rate was 17 percent, 19 percent, and 21 percent for the years ended December 31, 2013, 2012, and 2011, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal tax rate to our actual income tax expense for the periods presented (in millions):

	2013	2012	2011
U.S. federal statutory tax expense	$282	$293	$331
Taxation of foreign operations, net(A)	(144)	(142)	(157)
U.S. taxation of foreign earnings, net of tax credits	70	53	42
Nondeductible items	(2)	14	29
France dividend surtax	5	—	—
Rate and law change benefit, net(B)(C)(D)(E)(F)	(71)	(62)	(53)
Other, net	(2)	4	4
Total provision for income taxes	$138	$160	$196
___________________________

(A)
Our effective tax rate reflected the benefit of having all of our operations outside the U.S., which are taxed at statutory rates lower than the statutory U.S. rate of 35 percent, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

(B)
During the third quarter of 2013, the United Kingdom enacted a corporate income tax rate reduction of 3 percentage points, 2 percentage points effective April 1, 2014, and 1 percentage point effective April 1, 2015. As a result, we recognized a deferred tax benefit of $71 million during the third quarter of 2013 to reflect the impact of this change.

(C)
During the third quarter of 2012, the United Kingdom enacted a tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we recognized a deferred tax benefit of $50 million during the third quarter of 2012 to reflect the impact of this change.

(D)
During the fourth quarter of 2012, Sweden enacted a tax rate reduction of 4.3 percentage points. As a result, we recognized a deferred tax benefit of $20 million during the fourth quarter of 2012 to reflect this change.

(E)
During the fourth quarter of 2012, Belgium enacted a tax law change. As a result, we recognized a valuation allowance of $8 million during the fourth quarter of 2012 to reflect the impact of this change.

(F)
During the third quarter of 2011, the United Kingdom enacted a tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2011, and 1 percentage point effective April 1, 2012. As a result, we recognized a deferred tax benefit of $53 million during the third quarter of 2011 to reflect this change.

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
Bulgaria	2012 – forward
Belgium, France, and United Kingdom	2011 – forward
U.S. federal, state, and local	2010 – forward
Luxembourg and the Netherlands	2009 – forward
Sweden	2008 – forward
Norway	2003 – forward

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of the dates presented (in millions):

	December 31,
	2013	2012
Deferred tax liabilities:
Franchise license and other intangible assets	$958	$1,008
Property, plant, and equipment	179	176
Total deferred tax liabilities	1,137	1,184
Deferred tax assets:
Net operating loss and other carryforwards	(26)	(32)
Employee and retiree benefit accruals	(48)	(91)
Foreign tax credit carryforwards	(218)	(169)
Other, net	(46)	(29)
Total deferred tax assets	(338)	(321)
Valuation allowances on deferred tax assets	19	25
Net deferred tax liabilities	$818	$888
Current deferred income tax assets(A)	31	37
Current deferred income tax liabilities(B)	6	—
Noncurrent deferred income tax assets(C)	260	203
Noncurrent deferred income tax liabilities	1,103	1,128
Net deferred tax liabilities	$818	$888
___________________________

(A)	Amounts are included in other current assets on our Consolidated Balance Sheets.

(B)	Amounts are included in other current liabilities on our Consolidated Balance Sheets.

(C)	Amounts are included in other noncurrent assets on our Consolidated Balance Sheets.

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. As of December 31, 2013 and 2012, we had valuation allowances of $19 million and $25 million, respectively. We believe our remaining deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law. As of December 31, 2013, our net tax operating loss carryforwards totaled $187 million, of which $22 million expire in the years between 2030 and 2033, and the remainder do not expire.

Repatriation of Foreign Earnings

In December 2013, we repatriated to the U.S. $450 million of our 2013 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2013 foreign earnings that were not repatriated in 2013, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions.

In December 2012, we repatriated to the U.S. $450 million of our 2012 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2012 foreign earnings that were not repatriated in 2012, will continue to remain permanently reinvested.

During 2014, we expect to repatriate to the U.S. a portion of our 2014 foreign earnings to satisfy our 2014 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2014 foreign earnings and our actual 2014 U.S.-based cash flow needs.

We had approximately $1.8 billion in cumulative undistributed foreign historical earnings as of December 31, 2013. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these foreign historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

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

We are unable to estimate our maximum potential liability under this indemnification, as the amounts are dependent on the outcome of future contingent events, the nature and likelihood of which cannot be determined. We estimated the fair value of our indemnification obligation under the TSA at its inception to be approximately $38 million, of which $10 million related to items we determined were probable as of the date of the Merger. The offset to the initial recognition of this liability was recorded to additional paid-in capital on our Consolidated Balance Sheets, since the indemnification was issued in conjunction with the Agreement. As of December 31, 2013, the liability related to this indemnification was $6 million, which is recorded in accounts payable and accrued expenses on our Consolidated Balance Sheets.

During 2011, we settled certain outstanding amounts under the TSA, which resulted in a payment to us from TCCC of $23 million. In the future, there could be additional tax items related to the Merger that require cash settlements under the TSA as tax audits are resolved and refund claims are pursued by both us and TCCC.

Other

We are subject to surtaxes on dividends and certain other distributions paid by some of our European entities, including those in France and Belgium, to entities outside of their jurisdiction. We recognize this incremental income tax only when one of these subsidiaries declares a taxable dividend. During the fourth quarter of 2013, one of our French entities declared a dividend, resulting in a surtax of approximately $5 million. As of the end of 2013, we have undistributed retained earnings of $502 million that would be subject to this tax if distributed. If all of these undistributed retained earnings were to be declared as dividends, we would be subject to additional income taxes of approximately $19 million.

Note 11
SHARE-BASED COMPENSATION PLANS

Share-Based Payment Awards

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted share units, some with performance and/or market conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. During the years ended December 31, 2013, 2012, and 2011, compensation expense related to our share-based payment awards totaled $33 million, $35 million, and $43 million, respectively, including expense related to the portion of converted share-based payment awards unvested as of the date of the Merger.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest in three annual tranches over a period of 36 months; and (3) expire 10 years from the date of grant. Generally, when options are exercised, we issue new shares rather than issuing treasury shares.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the periods presented:

Grant-Date Fair Value	2013	2012	2011
Share options with service conditions	$7.27	$5.67	$5.39
Assumptions:
Dividend yield(A)	2.50%	2.25%	2.00%
Expected volatility(B)	25.0%	25.0%	25.0%
Risk-free interest rate(C)	1.3%	0.9%	1.4%
Expected life(D)	5.0 years	6.0 years	6.5 years
___________________________

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

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

The following table summarizes our share option activity for the periods presented (shares in thousands):

	2013		2012		2011
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	8,846	$18.53	9,354	$15.89	9,426	$13.69
Granted	976	41.73	1,185	30.79	1,256	26.15
Exercised(A)	(1,271)	17.04	(1,663)	12.47	(1,288)	9.83
Forfeited, expired, or canceled	(24)	21.32	(30)	17.49	(40)	13.48
Outstanding at end of year	8,527	21.39	8,846	18.53	9,354	15.89
Options exercisable at end of year	6,853	17.61	6,598	15.20	6,755	13.24
___________________________

(A)	The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $27 million, $28 million, and $22 million, respectively.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2013 (shares in thousands):

	Outstanding			Exercisable
Ranges of Exercise Price	Options Outstanding(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 6.00 to $ 10.00	942	4.83	$6.75	942	4.83	$6.75
10.01 to 14.00	1,138	5.84	13.13	1,138	5.84	13.13
14.01 to 19.00	2,368	2.63	15.08	2,368	2.63	15.08
24.00 to 29.00	1,989	7.39	25.34	1,893	7.36	25.30
Over 29.01	2,090	9.31	35.90	512	8.85	30.79
	8,527	6.05	21.39	6,853	5.24	17.61
___________________________

(A)	As of December 31, 2013, the aggregate intrinsic value of options outstanding and options exercisable was $194 million and $182 million, respectively.

As of December 31, 2013, we had approximately $9 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of 1.7 years.

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

We granted 0.5 million, 0.7 million, and 0.8 million restricted share units during the years ended December 31, 2013, 2012, and 2011, respectively. Approximately 0.4 million, 0.5 million, and 0.6 million of the restricted share units granted in 2013, 2012, and 2011, respectively, were performance share units (PSUs) for which the ultimate number of shares earned is determined at the end of the stated performance period. The PSUs granted in 2013 and 2012 also contain a market condition that adjusts the number of PSUs otherwise earned based on the following year's EPS results. Specifically, the percentage of the target PSUs earned based on EPS growth is adjusted (upward or downward) based on our Total Shareholder Return (TSR) performance, as compared to the TSR of the companies in the S&P 500 at the beginning and end of the following year.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted share units granted during the periods presented:

Grant-Date Fair Value	2013	2012	2011
Restricted share units with service conditions	$41.28	$30.85	$26.31
Restricted share units with service and performance conditions	n/a	28.32	26.11
Restricted share units with service, performance, and market conditions(A)	43.12	31.99	n/a
Assumptions:
Dividend yield(B)	2.50%	2.25%	2.00%
Expected volatility(C)	25.0%	25.0%	25.0%
Risk-free interest rate(D)	1.3%	0.9%	1.4%
___________________________

(A)	We have determined the grant-date fair value for these awards using a Monte Carlo simulation model since they are subject to a market condition.

(B)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(C)
The expected volatility was determined by using a combination of the historical volatility of our stock (as well as Legacy CCE’s stock for periods prior to the Merger), the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(D)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

The following table summarizes our restricted share units award activity during the periods presented (shares in thousands):

	Restricted Share Units	Weighted Average Grant- Date Fair Value	Performance Share Units	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2011	1,099	$15.99	7,217	$12.41
Granted	210	26.14	560	26.11
Vested(A)	(386)	9.59	(1,159)	17.01
Forfeited or canceled	(14)	21.72	(14)	16.21
Performance adjustment(B)	n/a	n/a	406	24.65
Outstanding at December 31, 2011	909	20.96	7,010	13.45
Granted	195	30.85	500	31.99
Vested(A)	(539)	18.49	(3,203)	6.84
Forfeited or canceled	(14)	23.54	(15)	21.60
Performance adjustment(C)	n/a	n/a	(249)	25.85
Outstanding at December 31, 2012	551	26.80	4,043	20.26
Granted	149	41.28	377	43.12
Vested(A)	(157)	25.24	(2,295)	15.22
Forfeited or canceled	(19)	27.87	(35)	27.74
Performance adjustment(D)	n/a	n/a	140	39.09
Outstanding at December 31, 2013(E)	524	31.34	2,230	31.25
___________________________

(A)	The total fair value of restricted share units that vested during the years ended December 31, 2013, 2012, and 2011 was $90 million, $113 million, and $43 million, respectively.

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

(D)
Based on our financial results for the performance and market condition period, our 2012 performance share units will pay out at 74 percent of the target award. The ultimate vesting of these performance share units is subject to the participant satisfying the remaining service condition of the award.

(E)
The target awards for our performance share units are included in the preceding table and are adjusted, as necessary, in the period that the performance and/or market conditions are satisfied. The minimum, target, and maximum awards for our 2013 performance share units outstanding as of December 31, 2013 were 0.2 million, 0.4 million, and 0.8 million, respectively.

As of December 31, 2013, we had approximately $40 million in total unrecognized compensation expense related to our restricted share unit awards based on our current expectations for payout of our performance share units. We expect to recognize this compensation cost over a weighted average period of 2.4 years.

Shares Available for Future Grant

The following table summarizes the shares available for future grant as of December 31, 2013 that may be used to grant share options and/or restricted share units (in millions):

Shares Available for Future Grant
Performance share units at current expected payout	10.7

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

The following table summarizes our basic and diluted earnings per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2013	2012	2011
Net income	$667	$677	$749
Basic weighted average shares outstanding	268	294	319
Effect of dilutive securities(A)	5	7	8
Diluted weighted average shares outstanding	273	301	327
Basic earnings per share	$2.49	$2.30	$2.35
Diluted earnings per share	$2.44	$2.25	$2.29
___________________________

(A)
For the years ended December 31, 2013, 2012, and 2011, outstanding options to purchase 1.0 million, 1.5 million, and 2.3 million shares, respectively, were excluded from the diluted earnings per share calculation because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding and unvested restricted share units was included in the effect of dilutive securities.

During 2013, we paid dividends of $213 million. In February 2013, our Board of Directors approved an increase in our quarterly dividend from $0.16 per share to $0.20 per share beginning in the first quarter of 2013 and in February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.

We have 100 million shares of preferred shares authorized. As of December 31, 2013, 2012, and 2011, there were no preferred shares outstanding.

Note 13
OPERATING SEGMENT

We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales in 2013, 2012, or 2011.

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

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
2013:
Net sales(A)	$8,212	$—	$8,212
Operating income (loss)(B)	1,063	(149)	914
Interest expense, net	—	103	103
Depreciation and amortization	273	35	308
Long-lived assets(C)(D)	6,587	370	6,957
Capital asset investments	296	17	313
2012:
Net sales(A)	$8,062	$—	$8,062
Operating income (loss)(B)	1,073	(145)	928
Interest expense, net	—	94	94
Depreciation and amortization	305	30	335
Long-lived assets(C)(D)	6,435	313	6,748
Capital asset investments	360	18	378
2011:
Net sales(A)	$8,284	$—	$8,284
Operating income (loss)(B)	1,195	(162)	1,033
Interest expense, net	—	85	85
Depreciation and amortization	297	24	321
Long-lived assets(C)(D)	6,162	246	6,408
Capital asset investments	343	33	376
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of our total net sales for the periods presented:

	2013	2012	2011
Net sales:
Great Britain	33%	34%	34%
France	30	30	29
Belgium	15	15	16
The Netherlands	8	8	9
Norway	8	7	7
Sweden	6	6	5
Total	100%	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $7 million, $4 million, and $3 million during 2013, 2012, and 2011, respectively. As of December 31, 2013, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $12 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 5.

(C)	The following table summarizes the percentage of net property, plant, and equipment by country and our Corporate segment as of the dates presented:

	December 31,
	2013	2012
Property, plant, and equipment, net:
Great Britain	33%	33%
France	23	21
Belgium	19	20
Norway	8	7
The Netherlands	7	9
Sweden	7	7
Corporate	3	3
Total	100%	100%

(D)	Amounts disclosed as long-lived assets in our Corporate segment for 2013 and 2012 include $260 million and $203 million, respectively, related to deferred income tax assets.

Note 14
RESTRUCTURING ACTIVITIES

The following table summarizes our restructuring costs by segment for the periods presented (in millions):

	2013	2012	2011
Europe	$120	$85	$19
Corporate	—	—	—
Total	$120	$85	$19

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

We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the years ended December 31, 2013 and 2012, we recorded nonrecurring restructuring charges under this program totaling $99 million and $46 million, respectively. All nonrecurring restructuring charges related to this program are included in SD&A on our Consolidated Statements of Income.

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Other(B)	Total
Balance as of January 1, 2012	$—	$—	$—
Provision	41	5	46
Cash payments	—	(2)	(2)
Noncash items	—	(2)	(2)
Balance as of December 31, 2012(A)	41	1	42
Provision	67	32	99
Cash payments	(78)	(17)	(95)
Noncash items	—	(4)	(4)
Balance as of December 31, 2013(A)	$30	$12	$42
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

(B)	These charges primarily relate to program management, consulting, accelerated depreciation and lease termination costs.

Norway Business Optimization

In early 2012, we launched a project in Norway to restructure and optimize certain aspects of our operations. This project included changing our principal route to market from delivering our products directly to retailers to distributing our products to our customers' central warehouses. Additionally, we transitioned from the production and sale of refillable bottles to the production and sale of recyclable, non-refillable bottles. These efforts were designed to increase our packaging flexibility, improve variety and convenience for customers and consumers, and enhance operational efficiency. The transition has resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable bottles; (2) costs for replacing current production lines; (3) transition and outplacement costs; and (4) external warehousing costs and operational inefficiencies during the transition period. As of December 31, 2013, this project was substantially complete. During the years ended December 31, 2013 and 2012, we recorded nonrecurring restructuring charges totaling $21 million and $39 million, respectively, under this project. As of December 31, 2013, we had invested $56 million in cumulative capital expenditures under this project. The nonrecurring restructuring charges are included in SD&A expenses on our Consolidated Statements of Income.

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Other(B)	Total
Balance as of January 1, 2012	$—	$—	$—	$—
Provision	5	18	16	39
Cash payments	(2)	—	(12)	(14)
Noncash items	—	(18)	—	(18)
Balance as of December 31, 2012(C)	3	—	4	7
Provision	2	5	14	21
Cash payments	(5)	—	(17)	(22)
Noncash items	—	(5)	—	(5)
Balance as of December 31, 2013(C)	$—	$—	$1	$1
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

Note 15
SHARE REPURCHASES

In October 2010, our Board of Directors approved a resolution to authorize the repurchase of up to 65 million shares, for an aggregate purchase price of not more than $1.0 billion, as part of a publicly announced program. This program was completed at the end of 2011, and resulted in the repurchase of $1.0 billion, of which $800 million was in 2011, in outstanding shares, representing 37.9 million shares at an average price of $26.35 per share. In September 2011, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate purchase price of not more than $1.0 billion, subject to the cumulative 65 million share repurchase limit. This program was completed at the end of 2012, and resulted in the repurchase of $780 million in outstanding shares, representing 27.1 million shares at an average price of $28.81 per share. In December 2012, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. During 2013, we repurchased $1.0 billion in outstanding shares, representing 27.2 million shares at an average price of $36.95 per share. Since 2010, we have repurchased $2.8 billion in outstanding shares, representing 92.2 million shares, under our approved share repurchase programs.

In December 2013, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. We currently expect to purchase approximately $800 million in outstanding shares during 2014 under our share repurchase programs, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases.

Note 16
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the periods presented (in millions, except per share data):

2013	First(A)	Second(B)	Third(C)	Fourth(D)(E)	Full Year
Net sales	$1,850	$2,156	$2,174	$2,032	$8,212
Gross profit	634	753	787	688	2,862
Operating income	111	272	314	217	914
Net income	61	182	289	135	667
Basic earnings per share(F)	$0.22	$0.67	$1.09	$0.52	$2.49
Diluted earnings per share(F)	$0.21	$0.66	$1.07	$0.51	$2.44

2012	First(A)	Second(B)	Third(C)	Fourth(D)(E)	Full Year
Net sales	$1,868	$2,208	$2,070	$1,916	$8,062
Gross profit	656	807	775	662	2,900
Operating income	171	301	306	150	928
Net income	109	205	263	100	677
Basic earnings per share(F)	$0.36	$0.68	$0.91	$0.35	$2.30
Diluted earnings per share(F)	$0.35	$0.67	$0.89	$0.34	$2.25
___________________________
The following items included in our reported results affected the comparability of our year-over-year quarterly financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability).

(A)
Net income in the first quarter of 2013 included (1) net mark-to-market losses totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $68 million ($49 million net of tax, or $0.18 per diluted share) related to restructuring activities.

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

(B)
Net income in the second quarter of 2013 included (1) net mark-to-market losses totaling $8 million ($6 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period, and (2) charges totaling $34 million ($25 million net of tax, or $0.09 per diluted share) related to restructuring activities.

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

(C)
Net income in the third quarter of 2013 included (1) net mark-to-market gains totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $7 million ($4 million net of tax, or $0.01 per diluted share) related to restructuring activities; and (3) a deferred tax benefit of $71 million ($0.26 per diluted share) due to the enactment of tax rate reductions in the United Kingdom.

Net income in the third quarter of 2012 included (1) net mark-to-market gains totaling $12 million ($7 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $12 million ($8 million net of tax, or $0.03 per diluted share) related to restructuring activities; and (3) a deferred tax benefit of $50 million ($0.17 per diluted share) due to a tax rate reduction in the United Kingdom.

(D)
Net income in the fourth quarter of 2013 included (1) net mark-to-market gains totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $11 million ($5 million net of tax, or $0.02 per diluted share) related to restructuring activities; and (3) charges totaling $5 million ($3 million net of tax, or $0.01 per diluted share) related to tax indemnification changes covered by our indemnification to TCCC for periods prior to the Merger.

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

(E)	There was one less selling day in the first quarter of 2013 versus the first quarter of 2012 and there was one additional selling day in the fourth quarter of 2013 versus the fourth quarter of 2012.

(F)
Basic and diluted net earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income per share reported for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2013, and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8 - Financial Statements and Supplementary Data” in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, to streamline and reduce the cost structure of our finance support function we have established a new centralized shared services center. During 2013, and continuing into 2014, certain transaction processing activities were, or will be, transitioned to our new centralized shared services center. This transition is not expected to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our shareowners to be held on April 22, 2014 (our “2014 Proxy Statement”) under the heading “Proposal 1: Election of Directors — Nominees for Election” and is incorporated into this report by reference.

Set forth below is information as of February 7, 2014, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	65
Chairman and Chief Executive Officer since October 2010. Prior to that, he served as Chairman and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2008 to October 2010, and President and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2006 to April 2008.

William W. Douglas III	53
Executive Vice President, Supply Chain. Prior to that, he held the following positions: Executive Vice President and Chief Financial Officer from October 2010 to October 2013; Executive Vice President and Chief Financial Officer for Coca-Cola Enterprises Inc. from April 2008 to October 2010; and Senior Vice President and Chief Financial Officer from June 2005 to April 2008.

Hubert Patricot	54
Executive Vice President and President, European Group since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Executive Vice President and President, European Group from July 2008 to October 2010; and General Manager and Vice President of CCE Enterprises Ltd. in Great Britain from January 2008 to July 2008.

Laura Brightwell	47	Senior Vice President, Public Affairs since October 2010. Prior to that, she was the Vice President, Public Affairs and Communications for Coca-Cola Enterprises Inc. from March 2007 to October 2010.
Manik H. Jhangiani	48
Senior Vice President and Chief Financial Officer since November 2013. Prior to that, he was Vice President, Finance from September 2012 to October 2013. Prior to joining the Company, he was Group Chief Financial Officer with Bharti Enterprises from 2009 to 2012. He served as the Chief Financial Officer for Coca-Cola Hellenic Bottling Company from 2004 to 2009.

Pamela Kimmet	55
Senior Vice President, Human Resources since October 2010. Prior to that, she served as Vice President, Human Resources of Coca-Cola Enterprises Inc. from May 2008 to October 2010. She was the senior managing director and head of global human resources administration for Bear, Stearns & Co. Inc. from 2006 to May 2008.

John R. Parker, Jr.	62
Senior Vice President, General Counsel and Strategic Initiatives since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Senior Vice President, General Counsel and Strategic Initiatives from June 2008 to October 2010; and Senior Vice President, Strategic Initiatives for North America from July 2005 to June 2008.

Yahya Sezer	51
Senior Vice President and Chief Information Officer since October 2010. Prior to that he was the Senior Vice President and Chief Information Officer for Coca-Cola Enterprises Inc. from October 2006 to October 2010. He was the Corporation Vice President and Chief Information Officer for Whirlpool Corporation, from 2002 to October 2006.

Suzanne D. Patterson	52
Vice President, Controller, and Chief Accounting Officer since October 2010. Prior to that, she was Vice President, Controller, and Chief Accounting Officer for Coca-Cola Enterprises Inc. from May 2009 to October 2010 and Vice President, Internal Audit for Coca-Cola Enterprises Inc. from February 2006 to April 2009.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2014 Proxy Statement under the headings “Security Ownership of Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee and the Audit Committee Financial Experts is in our 2014 Proxy Statement under the heading “Proposal 1: Election of Directors — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

We have adopted a Code of Business Conduct (Code) for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our Code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code is posted on our website, http://www.cokecce.com, under “Corporate Governance at CCE.” If we amend the Code or grant any waivers under the Code that are applicable to our chief executive officer, our chief financial officer, or our chief accounting officer and that relate to any element of the SEC’s definition of a code of ethics, which we do not anticipate doing, we will promptly post that amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director compensation is in our 2014 Proxy Statement under the heading “Governance of the Company — Director Compensation” and “Proposal 1: Election of Directors — Committees of the Board — Human Resources and Compensation Committee,” and information about executive compensation is in our 2014 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2014 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2014 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us and certain related persons is in our 2014 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2014 Proxy Statement under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Income — Years Ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2013, 2012, and 2011.

Consolidated Balance Sheets — December 31, 2013 and 2012.

Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2013, 2012, and 2011.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. None.

All other schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted, either because they are not required under the related instructions or because they are not applicable.

(3) Exhibits.

Exhibit Number	Description
Incorporated by Reference or Filed Herewith.
Our Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 001-34874.
Our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

2.1	Business Separation and Merger Agreement dated as of February 25, 2010, among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., The Coca-Cola Company and Cobalt Subsidiary LLC.	Annex A to our Proxy Statement/Prospectus in Amendment No. 4 to Registration Statement on Form S-4 (333-167067), filed on August 25, 2010.

2.2
Norway-Sweden Share Purchase Agreement dated as of March 20, 2010, among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., The Coca-Cola Company and Bottling Holdings (Luxembourg) s.a.r.l.
Annex B to our Proxy Statement/Prospectus in Amendment No. 4 to Registration Statement on Form S-4 (333-167067), filed on August 25, 2010.

2.3
Amendment No. 1 dated as of September 6, 2010 to the Business Separation and Merger Agreement dated as of February 25, 2010, among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., The Coca-Cola Company and Cobalt Subsidiary LLC.
Exhibit 2.1 to our Current Report on Form 8-K, filed September 7, 2010.

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 to our Current Report on Form 8-K, filed on October 5, 2010.

3.2	Bylaws of Coca-Cola Enterprises, Inc.	Exhibit 3.1 to our Current Report on Form 8-K, filed on December 19, 2013.

4.1	Form of Indenture between International CCE Inc. and Deutsche Bank Trust Company Americas, as Trustee.	Exhibit 4.1 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (333-168565), filed on September 1, 2010.

4.2	Form of 2.125% Notes due 2015.	Exhibit 4.1 to our Current Report on Form 8-K filed on September 14, 2010.

4.3	Form of 3.500% Notes due 2020.	Exhibit 4.2 to our Current Report on Form 8-K filed on September 14, 2010.

4.4	Form of 1.125% Notes due 2013.	Exhibit 4.1 to our Current Report on Form 8-K filed on November 12, 2010.

4.5	Form of 2.000% Notes due 2016.	Exhibit 4.1 to our Current Report on Form 8-K filed on August 19, 2011.

4.6	Form of 3.250% Notes due 2021.	Exhibit 4.2 to our Current Report on Form 8-K filed on August 19, 2011.

4.7	Form of 4.500% Notes due 2021.	Exhibit 4.1 to our Current Report on Form 8-K filed on February 18, 2011.

4.8	Form of Floating-Rate Notes due 2014.	Exhibit 4.2 to our Current Report on Form 8-K filed on February 18, 2011.

10.1	Coca-Cola Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors (Effective October 2, 2010).*	Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.2	Coca-Cola Enterprises, Inc. Supplemental Savings Plan (As Amended and Restated Effective December 18, 2012).*	Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.3	Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc.*	Exhibit 10.2 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.4	Amendment to the Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc. (Effective November 1, 2013).*	Exhibit 10.1 to our Quarterly Report on Form 10-Q (Date of Report: September 27, 2013).

10.5	Employment Agreement between William Douglas and Coca-Cola Enterprises, Inc.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.6	Employment Agreement between John Parker and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.7	Employment Agreement between Suzanne D. Patterson and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.8	Employment Agreement between Hubert Patricot and Coca-Cola Enterprises Europe, Ltd.*	Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.9	Employment Agreement between Pamela Kimmet and Coca-Cola Enterprises, Inc.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q (Date of Report: September 27, 2013).

10.10	Employment Agreement between Esat Sezer and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Quarterly Report on Form 10-Q (Date of Report: September 27, 2013).

10.11	Employment Agreement between Laura Brightwell and Coca-Cola Enterprises, Ltd.*	Exhibit 10.5 to our Quarterly Report on Form 10-Q (Date of Report: September 27, 2013).

10.12	Employment Agreement between Manik Jhangiani and Coca-Cola Enterprises, Ltd., effective November 1, 2013.*	Exhibit 10.2 to our Quarterly Report on Form 10-Q (Date of Report: September 27, 2013).

10.13.1	Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: February 9, 2012).

10.13.2	Form of Performance Share Unit Agreement For Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.8.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.13.3
Form of Performance Share Unit Agreement For Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*
Exhibit 10.8.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.13.4	Form of Stock Option Agreement For Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.8.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.13.5	Form of Stock Option Agreement For Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.8.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.13.6	2012 Special Restricted Stock Unit Award Agreement to Manik Jhangiani in connection with the 2010 Coca-Cola Enterprises, Inc. Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.6 to our Quarterly Report Form 10-Q (Date of Report: September 27, 2013).

10.13.7	2012 Annual Restricted Stock Unit Award Agreement to Manik Jhangiani in connection with the 2010 Coca-Cola Enterprises, Inc. Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.7 to our Quarterly Report Form 10-Q (Date of Report: September 27, 2013).

10.14.1	The Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (Effective October 2, 2010).*	Exhibit 4.1 to our Registration Statement on Form S-8 (Date of Report: October 4, 2010).

10.14.2	Form of Stock Option Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.14.3	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.14.4	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan and the 2010 UK Approved Option Subplan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.14.5	Form of Performance Share Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.14.6	Form of Performance Share Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.15.1	The Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan As Amended and Restated (Effective December 14, 2010).*	Exhibit 10.9.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.15.2	Form of Stock Option Agreement (Senior Officers) in connection with the 2001 Stock Option Plan.*†	Exhibit 99.1 to our Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: December 13, 2004).

10.15.3	Form of 2005 Stock Option Agreement in connection with the 2004 Stock Award Plan.*†	Exhibit 99.2 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: April 25, 2005).

10.15.4	Form of 2006 Stock Option Agreement (Chief Executive Officer) in connection with the 2004 Stock Award Plan.*†	Exhibit 10.1 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.15.5	Form of 2006 Stock Option Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.*†	Exhibit 10.3 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.15.6	Form of 2007 Stock Option Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan.*†	Exhibit 10.31 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.15.7	Form of 2007 Stock Option Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan.*†	Exhibit 10.32 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.15.8	Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.*†	Exhibit 10.16.4 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.16	The Coca-Cola Enterprises, Inc. Executive Long-Term Disability Plan (Effective October 2, 2010).*	Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.17
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
Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2012 filed on October 26, 2012.

10.18	Transition Services Agreement dated as of October 2, 2010 among Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.1 to our Current Report on Form 8-K filed on October 5, 2010.

10.19
Form of Bottler's Agreement made and entered into with effect from October 2, 2010, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.2 to our Current Report on Form 8-K filed on October 5, 2010.

10.20	Incidence Pricing Agreement dated as of October 2, 2010 between Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.3 to our Current Report on Form 8-K filed on October 5, 2010.

10.21
Form of Corporate Name Letter dated as of October 2, 2010 by and among Coca-Cola Enterprises, Inc., The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.4 to our Current Report on Form 8-K filed on October 5, 2010.

10.22	Tax Sharing Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., and The Coca-Cola Company.	Exhibit 10.5 to our Current Report on Form 8-K filed on October 5, 2010.

10.23	Employee Matters Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., and The Coca-Cola Company.	Exhibit 10.6 to our Current Report on Form 8-K filed on October 5, 2010.

10.24	Trust Deed and Rules of the Coca-Cola Enterprises UK Employee Share Plan.	Exhibit 4.2 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.25	Rules of the Coca-Cola Enterprises Belgium/Coca-Cola Enterprises Services Belgian and Luxembourg Stock Savings Plan.	Exhibit 4.3 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.26	Form of Director Indemnification Agreement.	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Coca-Cola Enterprises, Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
___________________________

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).
†
The outstanding awards under the Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan were assumed by the registrant in connection with its separation from its predecessor entity, Coca-Cola Enterprises Inc. (SEC File No. 1-09300) on October 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

By:	/s/ JOHN F. BROCK
John F. Brock
Chairman and Chief Executive Officer

Date: February 7, 2014

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. BROCK	Chairman and Chief Executive Officer	February 7, 2014
(John F. Brock)

/s/ MANIK H. JHANGIANI	Senior Vice President and Chief Financial Officer (principal financial officer)	February 7, 2014
(Manik H. Jhangiani)

/s/ SUZANNE D. PATTERSON	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	February 7, 2014
(Suzanne D. Patterson)

*	Director	February 7, 2014
(Jan Bennink)

*	Director	February 7, 2014
(Calvin Darden)

*	Director	February 7, 2014
(L. Phillip Humann)

*	Director	February 7, 2014
(Orrin H. Ingram II)

*	Director	February 7, 2014
(Thomas H. Johnson)

*	Director	February 7, 2014
(Suzanne B. Labarge)

*	Director	February 7, 2014
(Véronique Morali)

*	Director	February 7, 2014
(Andrea Saia)

*	Director	February 7, 2014
(Garry Watts)

*	Director	February 7, 2014
(Curtis R. Welling)

*	Director	February 7, 2014
(Phoebe A. Wood)

*By:	/s/ JOHN R. PARKER, JR
John R. Parker, Jr
Attorney-in-Fact