Form 10-Q
period 2014-03-28
COCA-COLA ENTERPRISES, INC.
filed 2014-04-24
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014
or

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
251,427,752 Shares of $0.01 Par Value Common Stock as of March 28, 2014

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	First Quarter
	2014	2013
Net sales	$1,870	$1,850
Cost of sales	1,220	1,216
Gross profit	650	634
Selling, delivery, and administrative expenses	466	523
Operating income	184	111
Interest expense, net	28	25
Other nonoperating expense	(1)	(2)
Income before income taxes	155	84
Income tax expense	40	23
Net income	$115	$61
Basic earnings per share	$0.45	$0.22
Diluted earnings per share	$0.44	$0.21
Dividends declared per share	$0.25	$0.20
Basic weighted average shares outstanding	255	278
Diluted weighted average shares outstanding	260	285

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	First Quarter
	2014	2013
Net income	$115	$61
Components of other comprehensive income (loss):
Currency translations
Pretax activity, net	11	(180)
Tax effect	—	—
Currency translations, net of tax	11	(180)
Net investment hedges
Pretax activity, net	(2)	27
Tax effect	1	(9)
Net investment hedges, net of tax	(1)	18
Cash flow hedges
Pretax activity, net	(3)	15
Tax effect	1	(4)
Cash flow hedges, net of tax	(2)	11
Pension plan adjustments
Pretax activity, net	6	6
Tax effect	(1)	(1)
Pension plan adjustments, net of tax	5	5
Other comprehensive income (loss), net of tax	13	(146)
Comprehensive income (loss)	$128	$(85)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 28, 2014	December 31, 2013
ASSETS
Current:
Cash and cash equivalents	$286	$343
Trade accounts receivable, less allowances of $17 and $16, respectively	1,736	1,515
Amounts receivable from The Coca-Cola Company	57	89
Inventories	478	452
Other current assets	213	169
Total current assets	2,770	2,568
Property, plant, and equipment, net	2,324	2,353
Franchise license intangible assets, net	4,014	4,004
Goodwill	125	124
Other noncurrent assets	458	476
Total assets	$9,691	$9,525
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,944	$1,939
Amounts payable to The Coca-Cola Company	206	145
Current portion of debt	414	111
Total current liabilities	2,564	2,195
Debt, less current portion	3,730	3,726
Other noncurrent liabilities	224	221
Noncurrent deferred income tax liabilities	1,119	1,103
Total liabilities	7,637	7,245
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 352,866,100 and 352,374,063 shares, respectively	3	3
Additional paid-in capital	3,910	3,899
Reinvested earnings	1,628	1,577
Accumulated other comprehensive loss	(318)	(331)
Common stock in treasury, at cost – 101,438,348 and 94,776,979 shares, respectively	(3,169)	(2,868)
Total shareowners’ equity	2,054	2,280
Total liabilities and shareowners’ equity	$9,691	$9,525

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Quarter
	2014	2013
Cash Flows from Operating Activities:
Net income	$115	$61
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	75	78
Share-based compensation expense	8	10
Deferred income tax benefit	(4)	(28)
Pension expense less than contributions	(2)	(4)
Net changes in assets and liabilities	(125)	(103)
Net cash derived from operating activities	67	14
Cash Flows from Investing Activities:
Capital asset investments	(88)	(88)
Capital asset disposals	12	—
Net cash used in investing activities	(76)	(88)
Cash Flows from Financing Activities:
Net change in commercial paper	402	123
Payments on debt	(104)	(213)
Shares repurchased under share repurchase programs	(289)	(287)
Dividend payments on common stock	(63)	(55)
Other financing activities, net	6	13
Net cash used in financing activities	(48)	(419)
Net effect of currency exchange rate changes on cash and cash equivalents	—	(7)
Net Change in Cash and Cash Equivalents	(57)	(500)
Cash and Cash Equivalents at Beginning of Period	343	721
Cash and Cash Equivalents at End of Period	$286	$221

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on an interim period basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period. Accordingly, our results for the first quarter of 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expense allocations) considered necessary for fair presentation have been included. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K).
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
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014	63	65	65	68	261
2013	64	65	65	67	261
Change	(1)	—	—	1	—

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	March 28, 2014	December 31, 2013
Finished goods	$292	$260
Raw materials and supplies	186	192
Total inventories	$478	$452

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	March 28, 2014	December 31, 2013
Land	$165	$166
Building and improvements	1,043	1,024
Machinery, equipment, and containers	1,777	1,773
Cold drink equipment	1,748	1,721
Vehicle fleet	109	110
Furniture, office equipment, and software	443	431
Property, plant, and equipment	5,285	5,225
Accumulated depreciation and amortization	(3,093)	(3,050)
	2,192	2,175
Construction in process	132	178
Property, plant, and equipment, net	$2,324	$2,353

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	March 28, 2014	December 31, 2013
Trade accounts payable	$515	$486
Accrued customer marketing costs	671	625
Accrued compensation and benefits	304	321
Accrued taxes	178	229
Accrued deposits	71	72
Other accrued expenses	205	206
Accounts payable and accrued expenses	$1,944	$1,939

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
The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	First Quarter
	2014	2013
Amounts affecting net sales:
Fountain syrup and packaged product sales	$4	$5
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(542)	$(525)
Purchases of finished products	(10)	(11)
Marketing support funding earned	51	43
Total	$(501)	$(493)
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
The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	March 28, 2014	December 31, 2013
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$16	$11
Foreign currency contracts	Other noncurrent assets	1	—
Total		17	11
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	—	1
Foreign currency contracts	Other noncurrent assets	2	7
Total		2	8
Total Assets		$19	$19
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$42	$29
Foreign currency contracts	Other noncurrent liabilities	49	43
Total		91	72
Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	13	12
Foreign currency contracts	Other noncurrent liabilities	2	7
Commodity contracts	Other noncurrent liabilities	1	1
Total		16	20
Total Liabilities		$107	$92
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	March 28, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.7 billion	June 2021	USD 1.6 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Cash Flow Hedging Instruments	2014	2013
Foreign currency contracts	$(5)	$42

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		First Quarter
Cash Flow Hedging Instruments	Location - Statements of Income	2014	2013
Foreign currency contracts	Cost of sales	$1	$—
Foreign currency contracts(C)	Other nonoperating (expense) income	(4)	31
Total		$(3)	$31
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

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
The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

	March 28, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	n/a	n/a	USD 55 million	January 2014
Commodity contracts	USD 128 million	December 2015	USD 129 million	December 2015
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
The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		First Quarter
Non-Designated Hedging Instruments	Location - Statements of Income	2014	2013
Commodity contracts	Cost of sales	$(6)	$(4)
Commodity contracts	Selling, delivery, and administrative expenses	(1)	2
Foreign currency contracts	Other nonoperating (expense) income(A)	1	4
	Total	$(6)	$2
___________________________

(A)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Condensed Consolidated Statements of Income.

Mark-to-market gains/(losses) related to our non-designated commodity hedges are recognized in the earnings of our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/(losses) related to the hedged transaction are reclassified from the earnings of our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges.
As of March 28, 2014, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $14 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2013	$(12)	$—	$(12)
Amounts recognized during the period and recorded in our Corporate segment, net	(5)	(1)	(6)
Amounts transferred from our Corporate segment to our Europe operating segment, net	4	—	4
Balance at March 28, 2014	$(13)	$(1)	$(14)
___________________________

(A)
Over the next 12 months, deferred losses totaling $12 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	March 28, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 240 million	November 2014	USD 190 million	November 2014
Foreign currency denominated debt	USD 1.4 billion	May 2025	USD 1.4 billion	May 2025
The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Net Investment Hedging Instruments	2014	2013
Foreign currency contracts	$—	$9
Foreign currency denominated debt	(1)	9
Total	$(1)	$18
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	March 28, 2014		December 31, 2013
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$402	0.2%	$—	—%
U.S. dollar notes due 2014-2021(B)	1,791	3.1	1,891	2.9
Euro notes due 2017-2025	1,916	2.5	1,915	2.5
Capital lease obligations(C)	35	n/a	31	n/a
Total debt(D)	4,144		3,837
Current portion of debt	(414)		(111)
Debt, less current portion	$3,730		$3,726
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In February 2014, $100 million, floating rate notes matured.
(C)    These amounts represent the present value of our minimum capital lease payments.
(D)    The total fair value of our outstanding debt, excluding capital lease obligations, was $4.2 billion and $3.8 billion at
March 28, 2014 and December 31, 2013, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).
Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At March 28, 2014, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 28, 2014. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	First Quarter
	2014	2013
Components of net periodic benefit costs:
Service cost	$14	$14
Interest cost	16	14
Expected return on plan assets	(24)	(21)
Amortization of net prior service cost	—	1
Amortization of actuarial loss	6	5
Net periodic benefit cost	12	13
Other(A)	—	4
Total costs	$12	$17
___________________________

(A)	During the first quarter of 2013, we recorded additional pension expense related to our restructuring activities (refer to Note 13).

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Contributions
Contributions to our pension plans totaled $14 million and $21 million during the first quarter of 2014 and 2013, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2014, as well as actual contributions for the year ended December 31, 2013 (in millions):

	Projected(A) 2014	Actual(A) 2013
Total pension contributions	$60	$72
___________________________

(A)
These amounts represent only contributions made by CCE. During 2013, we contributed an incremental $15 million to our Great Britain defined benefit pension plan to improve the funded status of the plan. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10—TAXES
Our effective tax rate was approximately 26 percent and 28 percent for the first quarter of 2014 and 2013, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Quarter
	2014	2013
U.S. federal statutory expense	$54	$29
Taxation of foreign operations, net(A)	(30)	(16)
U.S. taxation of foreign earnings, net of tax credits	13	7
Nondeductible items	3	2
Other, net	—	1
Total provision for income taxes	$40	$23
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., most of which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

Repatriation of Current Year Foreign Earnings to the U.S.
During the fourth quarter of 2014, we expect to repatriate to the U.S. a portion of our 2014 foreign earnings to satisfy our 2014 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2014 foreign earnings and our actual 2014 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested outside of the U.S. and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service foreign operations, foreign debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.
Tax Sharing Agreement with TCCC
As part of the Merger, we entered into a Tax Sharing Agreement (TSA) with TCCC. Under the TSA, we agreed to indemnify TCCC and its affiliates from and against certain taxes, the responsibility for which the parties have specifically agreed to allocate to us, generally related to periods prior to October 2, 2010, as well as any taxes and losses by reason of or arising from certain breaches by CCE of representations, covenants, or obligations under the Agreement or the TSA. Some of these indemnifications extend through 2014. As of March 28, 2014, the reserve related to this indemnification was $5 million, which is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.
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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	First Quarter
	2014	2013
Net income	$115	$61
Basic weighted average shares outstanding	255	278
Effect of dilutive securities(A)	5	7
Diluted weighted average shares outstanding	260	285
Basic earnings per share	$0.45	$0.22
Diluted earnings per share	$0.44	$0.21
___________________________

(A)
Options to purchase 8.2 million and 8.4 million shares were outstanding as of March 28, 2014 and March 29, 2013, respectively. During the first quarter of 2014 and 2013, options to purchase 0.8 million and 0.3 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

Under our share repurchase programs, during the first quarter of 2014 and 2013, we repurchased 6.6 million and 8.6 million shares, respectively. Refer to Note 15.
During the first quarter of 2014, we issued an aggregate of 0.4 million shares of common stock from the exercise of share options with a total intrinsic value of $11 million.
Dividend payments on our common stock totaled $63 million and $55 million during the first quarter of 2014 and 2013, respectively. In February 2014, our Board of Directors approved a $0.05 per share increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first quarter of 2014 or 2013.
Our segment operating income includes the segment’s revenue less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net sales and operating income are the primary financial measures.
Mark-to-market gains/(losses) related to our non-designated commodity hedges are recognized in the earnings of our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/(losses) related to the hedged transaction are reclassified from the earnings of our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges. For additional information about our non-designated hedges, refer to Note 6.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
First Quarter 2014:
Net sales(A)	$1,870	$—	$1,870
Operating income (loss)(B)	224	(40)	184
First Quarter 2013:
Net sales(A)	$1,850	$—	$1,850
Operating income (loss)(B)	145	(34)	111
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Quarter
	2014	2013
Net sales:
France	33%	31%
Great Britain	31	32
Belgium	16	15
The Netherlands	8	8
Norway	7	8
Sweden	5	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $2 million for the first quarter of 2014, and net mark-to-market losses of $1 million for the first quarter of 2013. As of March 28, 2014, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $14 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	First Quarter
	2014	2013
Europe(A)	$8	$68
Corporate	—	—
Total	$8	$68
___________________________

(A)
During the first quarter of 2013, we recorded restructuring expense of $57 million related to our Business Transformation Program and $11 million related to our Norway Business Optimization which concluded at the end of 2013.

Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Through this program we are: (1) streamlining and reducing the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructuring our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improving the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the first quarter of 2014 and 2013, we recorded nonrecurring restructuring charges under this program totaling $8 million and $57 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Other(B)	Total
Balance at January 1, 2012(A)	$—	$—	$—
Provision	41	5	46
Cash payments	—	(2)	(2)
Noncash items	—	(2)	(2)
Balance at December 31, 2012(A)	41	1	42
Provision	67	32	99
Cash payments	(78)	(17)	(95)
Noncash items	—	(4)	(4)
Balance at December 31, 2013(A)	30	12	42
Provision	6	2	8
Cash payments	(8)	(5)	(13)
Noncash items	—	—	—
Balance at March 28, 2014(A)	$28	$9	$37
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

(B)	These charges primarily relate to program management and consulting costs.

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
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2013	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive income (loss) before reclassifications	82	(40)	(6)	21	57
Amounts reclassified from AOCI	—	—	21	21	42
Net change in other comprehensive income (loss)	82	(40)	15	42	99
Balance at December 31, 2013	41	(54)	(7)	(311)	(331)
Other comprehensive income (loss) before reclassifications	11	(1)	(5)	—	5
Amounts reclassified from AOCI	—	—	3	5	8
Net change in other comprehensive income (loss)	11	(1)	(2)	5	13
Balance at March 28, 2014	$52	$(55)	$(9)	$(306)	$(318)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
In December 2012, our Board of Directors approved a resolution to authorize share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. In December 2013, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. Total cash paid during the first quarter of 2014 for these share repurchases totaled $289 million due to the timing of settlement.
The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	First Quarter
	2014	2013
Number of shares repurchased	6.6	8.6
Weighted average purchase price per share	$45.23	$34.98
Amount of share repurchases	$300	$300
We currently plan to repurchase approximately $500 million in additional outstanding shares throughout the remainder of 2014 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	March 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$19	$—	$19	$—
Derivative liabilities(A)	$107	$—	$107	$—
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$19	$—	$19	$—
Derivative liabilities(A)	$92	$—	$92	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the first quarter of 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There was one less selling day in the first quarter of 2014 versus the first quarter of 2013 (based upon a standard five-day selling week). There will be one additional selling day in the fourth quarter of 2014 versus the fourth quarter of 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014	63	65	65	68	261
2013	64	65	65	67	261
Change	(1)	—	—	1	—
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
Financial Results
Our net income in the first quarter of 2014 was $115 million, or $0.44 per diluted share, compared to net income of $61 million, or $0.21 per diluted share, in the first quarter of 2013. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
First Quarter 2014

•	Charges totaling $8 million ($5 million net of tax, or $0.02 per diluted share) related to restructuring activities; and

•	Net mark-to-market losses totaling $2 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.
First Quarter 2013

•	Charges totaling $68 million ($49 million net of tax, or $0.18 per diluted share) related to restructuring activities; and

•	Net mark-to-market losses totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period.
Financial Summary
Our financial performance during the first quarter of 2014 reflects the impact of the following significant factors:

COCA-COLA ENTERPRISES, INC.

•	Bottle and can net price per case growth of 1.0 percent coupled with year-over-year bottle and can cost of sales per case that was flat;

•	Year-over-year volume decline of 1.5 percent reflecting a challenging marketplace in Great Britain, partially offset by growth in all major brand categories in continental Europe;

•
Operating expense decline of 11.0 percent primarily driven by a reduction in year-over-year restructuring expense, a lower cost distribution model reflecting the benefits of our Norway Business Optimization completed in 2013, and ongoing ownership cost management; and

•	Diluted earnings per share growth of approximately 8.5 percent ($0.04 per diluted share) principally reflecting the continuation of our share repurchase program in the first quarter of 2014.
During the first quarter of 2014, our operating and financial performance were impacted by a challenging marketplace in Great Britain, positive volume performance in continental Europe, and continued operating expense management. Volume declined 1.5 percent during the first quarter of 2014 resulting from varying performance between our Great Britain and continental European territories. In Great Britain, volume was negatively impacted by competitor promotional activity in the marketplace and wetter than usual weather early in the quarter. In continental Europe, volume performance was strong with growth across all major brand categories. Additionally, we achieved solid operating income growth in the first quarter of 2014 supported by a 1.0 percent growth in bottle and can net price per case, flat cost of sales per case, cost benefits of our restructuring programs, and solid operating expense management.
Volume in our continental European territories increased 3.5 percent during the quarter, reflecting strong sales growth of our sparkling beverage brands. Volume in Great Britain decreased 9.0 percent for the quarter, primarily driven by declines in the sales of our sparkling beverage brands. Across our territories, Coca-Cola Classic volume declined 2.5 percent and Diet Coke/Coca-Cola light volume declined 11.0 percent; however, these results were partially offset by Coca-Cola Zero's continued strong performance, which grew more than 20.0 percent during the quarter. Additionally, our still beverage portfolio grew 2.0 percent during the quarter, led by Capri-Sun.
In the first quarter of 2014, we began marketplace activations of various marketing programs as part of our 2014 operating plan. We continued our “Share a Coke” campaign and our “Coke with Meals” initiative, which we believe are beneficial programs that will enable us to achieve our full year targets. Also, we began implementing promotions around the 2014 FIFA World Cup with the World Cup Trophy tour, which took place in March of 2014 across our territories. We also advanced our package and product initiatives in the first quarter of 2014 with the launch of a new 1.75 liter contour bottle for Coca-Cola trademark brands in Great Britain, and the introduction of Finley, an adult sparkling non-alcoholic beverage, in France. We anticipate these initiatives will have a positive impact in the marketplace and will contribute to improved volume performance for the remainder of the year.
Our bottle and can cost of sales per case remained flat during the first quarter of 2014. While cost trends have continued to moderate for many of our key commodities, the overall cost environment remains relatively volatile. As such, we continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
During the first quarter of 2014, operating expense decreased 11.0 percent, reflecting the progress towards concluding our restructuring programs and our ongoing commitment to our ownership cost management initiative.
Our earnings per share growth benefited from the continuation of our share repurchase program, which increased diluted earnings per share approximately $0.04 during the first quarter of 2014 when compared to the first quarter of 2013. We plan to continue our share repurchases during the remainder of 2014 and expect to repurchase approximately $800 million of our shares during the current year.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	First Quarter
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	65.2	65.7
Gross profit	34.8	34.3
Selling, delivery, and administrative expenses	25.0	28.3
Operating income	9.8	6.0
Interest expense, net	1.4	1.4
Other nonoperating expense	(0.1)	(0.1)
Income before income taxes	8.3	4.5
Income tax expense	2.1	1.2
Net income	6.2%	3.3%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
Europe	$224	121.5%	$145	130.5%
Corporate	(40)	(21.5)	(34)	(30.5)
Consolidated	$184	100.0%	$111	100.0%
During the first quarter 2014, we had operating income of $184 million, compared to $111 million in the first quarter of 2013, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2014
	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$8	7.0%
Impact of bottle and can cost-mix on gross profit	(1)	(1.0)
Impact of bottle and can volume on gross profit	(9)	(8.0)
Impact of bottle and can selling day shift on gross profit	(9)	(8.0)
Impact of post-mix, non-trade, and other on gross profit	(2)	(1.5)
Net mark-to-market gains related to non-designated commodity hedges	(1)	(1.0)
Net impact of restructuring charges	60	54.0
Other selling, delivery, and administrative expenses	17	15.0
Currency exchange rate changes	11	10.5
Other changes	(1)	(1.0)
Change in operating income	$73	66.0%
Net Sales
Net sales totaled $1.9 billion in the first quarter of 2014, representing an increase of 1.0 percent. This change includes a currency exchange rate increase of 4.0 percent when compared to the first quarter of 2013.

COCA-COLA ENTERPRISES, INC.

Net sales per case increased 4.5 percent in the first quarter of 2014 when compared to the first quarter of 2013. The following table summarizes the significant components of the year-over-year change in our net sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2014
Changes in net sales per case:
Bottle and can net price per case	1.0%
Bottle and can currency exchange rate changes	4.0
Post-mix, non-trade, and other	(0.5)
Change in net sales per case	4.5%
During the first quarter of 2014, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case increased 1.0 percent during the first quarter of 2014, reflecting a moderate approach to pricing.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the period presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2014 when compared to the first quarter of 2013 (rounded to the nearest 0.5 percent):

First Quarter 2014
Change in volume	(3.0)%
Impact of selling day shift(A)	1.5
Change in volume, adjusted for selling day shift	(1.5)%
___________________________

(A)	Represents the impact of changes in selling dates between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first quarter of 2014 when compared to the first quarter of 2013 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2014 Percent of Total	2013 Percent of Total
Coca-Cola trademark	(2.0)%	69.5%	69.5%
Sparkling flavors and energy	(3.0)	17.0	17.0
Juices, isotonics, and other	1.5	10.5	10.5
Water	4.0	3.0	3.0
Total	(1.5)%	100.0%	100.0%
During the first quarter of 2014, volume declined 1.5 percent when compared to the first quarter of 2013. Our volume performance during the first quarter of 2014 included a 2.0 percent decline in the sale of sparkling beverage brands and a 2.0 percent increase in the sales of still beverage brands. Volume in continental Europe increased 3.5 percent during the quarter, while volume in Great Britain declined 9.0 percent. The volume performance in continental Europe reflects strong growth in all major brand categories, offset by overall soft volume performance in Great Britain driven by a challenging marketplace and wetter than usual weather early in the quarter.
Our Coca-Cola trademark beverage brand volume decreased 2.0 percent in the first quarter of 2014 when compared to the first quarter of 2013. This decrease was primarily attributable to volume declines in Coca-Cola Classic sales in Great Britain of 15.0 percent and volume declines in Diet Coke/Coca-Cola light of 11.0 percent. These decreases were partially offset by the continued success of Coca-Cola Zero across our territories. Sales of other Coca-Cola flavors, such as Cherry Coke Zero and Vanilla Coke, also decreased 3.0 percent over prior year. Sparkling flavors and energy volume declined 3.0 percent during the first quarter of

COCA-COLA ENTERPRISES, INC.

2014, driven by decreases in the sales of Sprite and Schweppes, partially offset by continued growth in our energy portfolio, including Monster and Relentless. Juices, isotonics, and other volume increased 1.5 percent in the first quarter of 2014, reflecting increases in Capri-Sun, countered by declines in Powerade and MinuteMaid. Sales volume of our water brands increased 4.0 percent in the first quarter of 2014, reflecting the success of Chaudfontaine in continental Europe.
In the first quarter of 2014, we began marketplace activations of various marketing programs as part of our 2014 operating plan. We continued our “Share a Coke” campaign and our “Coke with Meals” initiative, which we believe are beneficial programs that will enable us to achieve our full year targets. Also, we began implementing promotions around the 2014 FIFA World Cup with the World Cup Trophy tour, which took place in March of 2014 across our territories. We also advanced our package and product initiatives in the first quarter of 2014 with the launch of a new 1.75 liter contour bottle for Coca-Cola trademark brands in Great Britain, and the introduction of Finley, an adult sparkling non-alcoholic beverage, in France. We anticipate these initiatives will have a positive impact in the marketplace and will contribute to improved volume performance for the remainder of the year.
Consumption
The following table summarizes our volume by consumption type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first quarter of 2014 when compared to the first quarter of 2013 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2014 Percent of Total	2013 Percent of Total
Multi-serve(A)	(3.5)%	64.5%	59.5%
Single-serve(B)	2.0	35.5	40.5
Total	(1.5)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first quarter of 2014 when compared to the first quarter of 2013 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2014 Percent of Total	2013 Percent of Total
PET (plastic)	(6.5)%	42.5%	45.0%
Cans	2.5	41.5	39.5
Glass and other	2.5	16.0	15.5
Total	(1.5)%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.2 billion during the first quarter of 2014, representing an increase of 0.5 percent when compared to the first quarter of 2013. This change includes a currency exchange rate increase of 4.0 percent when compared to the first quarter of 2013.

COCA-COLA ENTERPRISES, INC.

Cost of sales per case increased 3.5 percent in the first quarter of 2014 when compared to the first quarter of 2013. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2014
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	—%
Bottle and can currency exchange rate changes	4.0
Post mix, non-trade, and other	(0.5)
Change in cost of sales per case	3.5%
Our bottle and can cost of sales per case remained flat during the first quarter of 2014. While cost trends have continued to moderate for many of our key commodities, the overall cost environment remains relatively volatile. As such, we continue to seek and execute opportunities to mitigate our exposure to price volatility through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses decreased $57 million, or 11.0 percent, in the first quarter of 2014 to $466 million from $523 million in the first quarter of 2013. This change includes a currency exchange rate increase of 2.5 percent when compared to the first quarter of 2013.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2014
	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$11	2.0%
Selling and marketing expenses	(6)	(1.0)
Delivery and merchandising expenses	(10)	(2.0)
Warehousing expenses	(8)	(1.5)
Depreciation and amortization expenses	(1)	—
Net mark-to-market gains related to non-designated commodity hedges	3	0.5
Net impact of restructuring charges	(57)	(11.0)
Currency exchange rate changes	14	2.5
Other	(3)	(0.5)
Change in SD&A expenses	$(57)	(11.0)%
SD&A expenses as a percentage of net sales was 25.0 percent and 28.3 percent in the first quarter of 2014 and 2013. During the first quarter of 2014, we experienced a reduction in year-over-year restructuring expense, a lower cost distribution model reflecting the benefits of our Norway Business Optimization completed in 2013, and ongoing ownership cost management.
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Through this program we are: (1) streamlining and reducing the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructuring our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improving the efficiency and effectiveness of certain aspects of our operations, including service activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the first quarter of 2014 and 2013, we recorded nonrecurring restructuring charges under this program totaling $8 million and $57 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in SD&A on our Condensed Consolidated Statements of

COCA-COLA ENTERPRISES, INC.

Income. For additional information about our business transformation program, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Interest Expense, Net
Interest expense, net increased $3 million in the first quarter of 2014 to $28 million from $25 million in the first quarter of 2013. The following table summarizes the primary items that impacted our interest expense, net for the periods presented (in millions, except percentages):

	First Quarter
	2014	2013
Average outstanding debt balance	$3,945	$3,426
Weighted average cost of debt	2.9%	2.8%
Fixed-rate debt (% of portfolio)	90%	81%
Floating-rate debt (% of portfolio)	10%	19%

Other Nonoperating (Expense) Income
Other nonoperating expense totaled $1 million and $2 million for the first quarter of 2014 and 2013, respectively. Our other nonoperating (expense) income principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 26 percent and 28 percent for the first quarter of 2014 and 2013, respectively. We expect our underlying full year 2014 effective tax rate to be approximately 26 percent to 28 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first quarter of 2014 and 2013.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At March 28, 2014, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At March 28, 2014, we had $414 million in debt maturities in the next 12 months, including $402 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
In December 2012, our Board of Directors approved a resolution to authorize share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. In December 2013, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1 billion. During the first quarter of 2014, we repurchased $300 million in outstanding shares, resulting in a cash outflow of $289 million during the first quarter of 2014 due to the timing of settlement. We currently plan to repurchase approximately $500 million in additional outstanding shares throughout the remainder of 2014 under this program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

During the fourth quarter of 2014, we expect to repatriate a portion of our 2014 foreign earnings to satisfy our 2014 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2014 foreign earnings and our actual 2014 U.S.-based cash flow needs. For additional information about our repatriation of foreign earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
At March 28, 2014, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $63 million and $55 million during the first quarter of 2014 and 2013, respectively. In February 2014, our Board of Directors approved a $0.05 per share increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.
Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s and Fitch are stable and S&P is negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 28, 2014. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first quarter of 2014, our primary sources of cash included: (1) net issuances of commercial paper of $402 million and (2) $67 million from operating activities. Our primary uses of cash included: (1) cash payments totaling $289 million for shares repurchased under our share repurchase program; (2) payments on debt of $104 million, primarily resulting from the maturing of $100 million notes; (3) capital asset investments of $88 million; (4) dividend payments on common stock of $63 million; (5) contributions to our defined benefit pension plans of $14 million; and (6) cash payments related to our restructuring programs of $13 million.
During the first quarter of 2013, our primary sources of cash included: (1) net issuances of commercial paper of $123 million and (2) $14 million from operating activities. Our primary uses of cash included: (1) the repurchase of $287 million of shares under our share repurchase program; (2) payments on debt of $213 million, primarily resulting from the maturing of our CHF 200 million notes; (3) capital asset investments of $88 million; (4) dividend payments on common stock of $55 million; and (5) contributions to our defined benefit pension plans of $21 million.
Operating Activities
Our net cash derived from operating activities totaled $67 million and $14 million in the first quarter of 2014 and 2013, respectively. This increase was primarily driven by a reduction in year-over-year restructuring expense, a lower cost distribution model reflecting the benefits of our Norway Business Optimization completed in 2013, and a decline in deferred tax assets associated with the lower restructuring expenses in the first quarter of 2014. For additional information about other changes in our assets and liabilities, refer to the Financial Position discussion below.

COCA-COLA ENTERPRISES, INC.

Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Quarter
	2014	2013
Supply chain infrastructure improvements	$42	$57
Cold drink equipment	32	19
Information technology	9	8
Fleet and other	5	4
Total capital asset investments	$88	$88
During 2014, we expect our capital expenditures to be approximately $350 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $48 million during the first quarter of 2014 versus $419 million during the first quarter of 2013. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Quarter
Issuances of debt	Maturity Date	Rate	2014	2013
Net issuances of commercial paper			$402	$123
Total issuances of debt			$402	$123

			First Quarter
Payments on debt	Maturity Date	Rate(A)	2014	2013
USD 100 million notes	February 2014	—	$(100)	$—
CHF 200 million notes	March 2013	3.8%	—	(211)
Other payments, net	—	—	(4)	(2)
Total payments on debt			$(104)	$(213)
___________________________

(A)	The USD 100 million notes carried a variable interest rate at three-month USD Libor plus 30 basis points. At maturity the effective rate on these notes was 0.5 percent.
During the first quarter of 2014, our financing activities included cash payments of $289 million for share repurchases under our share repurchase program and dividend payments on common stock of $63 million.
During the first quarter of 2013, our financing activities included cash payments of $287 million for share repurchases under our share repurchase program and dividend payments on common stock of $55 million.
Financial Position
Assets
Trade accounts receivable increased $221 million, or 14.5 percent, to $1.7 billion at March 28, 2014 from $1.5 billion at December 31, 2013. This increase was primarily attributable to the timing of receipts from customers and currency exchange rate changes.
Inventories increased $26 million, or 6.0 percent, to $478 million at March 28, 2014 from $452 million at December 31, 2013. This increase was primarily driven by the seasonality of our business and currency exchange rate changes.
Other current assets increased $44 million, or 26.0 percent, to $213 million at March 28, 2014 from $169 million at December 31, 2013. This increase was primarily driven by an increase in certain current deferred income tax assets and income taxes receivable, and currency exchange rate changes.

COCA-COLA ENTERPRISES, INC.

Other noncurrent assets decreased $18 million, or 4.0 percent, to $458 million at March 28, 2014 from $476 million at December 31, 2013. This decrease was primarily driven by a decline in certain noncurrent deferred income tax assets and currency exchange rate changes.
Liabilities and Equity
Accounts payable and accrued expenses of $1.9 billion as of March 28, 2014 remained flat from December 31, 2013. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt increased $303 million to $414 million at March 28, 2014 from $111 million at December 31, 2013. This increase was primarily driven by net issuances of commercial paper of $402 million, partially offset by the maturity of our USD 100 million floating rate notes in February 2014.
Common stock in treasury, at cost increased $301 million, or 10.5 percent, to $3.2 billion at March 28, 2014 from $2.9 billion at December 31, 2013. This increase was driven by our repurchase of $300 million in outstanding shares during the first quarter of 2014 under our share repurchase program.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $14 million and $21 million during the first quarter of 2014 and 2013, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2014, as well as our actual contributions for the year ended December 31, 2013 (in millions):

	Projected(A) 2014	Actual(A) 2013
Total pension contributions	$60	$72
___________________________

(A)
These amounts represent only contributions made by CCE. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

Contingencies
For information about our contingencies, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At March 28, 2014, approximately 90 percent of our debt portfolio was comprised of fixed-rate debt, and 10 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of March 28, 2014 would change the fair value of our fixed-rate debt outstanding as of March 28, 2014 by approximately $290 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of March 28, 2014 would change interest expense on an annual basis by approximately $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the first quarter of 2014 by approximately $20 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of March 28, 2014, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
Coca-Cola Enterprises, Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
There has been no change to the effectiveness of our internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, to streamline and reduce the cost structure of our finance support function we have established a new centralized shared services center. During the first quarter of 2014, certain transaction processing activities were transitioned to our new centralized shared services center. We do not expect this transition to materially affect our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2013.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the first quarter of 2014 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
January 1, 2014 through January 24, 2014	2.3	$44.20	2.3	$1,394.0
January 25, 2014 through February 21, 2014	2.3	44.56	2.2	1,294.0
February 22, 2014 through March 28, 2014	2.1	47.05	2.1	1,194.0
Total	6.7	$45.23	6.6	$1,194.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2012, our Board of Directors approved a resolution to authorize share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. In December 2013, our Board of Directors approved a resolution to authorize share repurchases for an aggregate price of not more than $1 billion. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

COCA-COLA ENTERPRISES, INC.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits
(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

COCA-COLA ENTERPRISES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	April 24, 2014	/s/ Manik H. Jhangiani
Manik H. Jhangiani
Senior Vice President and Chief Financial Officer

Date:	April 24, 2014	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller and Chief Accounting Officer