Form 10-Q
period 2014-06-27
COCA-COLA ENTERPRISES, INC.
filed 2014-07-24
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014
or

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
245,537,486 Shares of $0.01 Par Value Common Stock as of June 27, 2014

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Second Quarter		First Six Months
	2014	2013	2014	2013
Net sales	$2,333	$2,156	$4,203	$4,006
Cost of sales	1,487	1,403	2,707	2,619
Gross profit	846	753	1,496	1,387
Selling, delivery, and administrative expenses	551	481	1,017	1,004
Operating income	295	272	479	383
Interest expense, net	30	24	58	49
Other nonoperating income (expense)	1	(2)	—	(4)
Income before income taxes	266	246	421	330
Income tax expense	68	64	108	87
Net income	$198	$182	$313	$243
Basic earnings per share	$0.80	$0.67	$1.24	$0.89
Diluted earnings per share	$0.78	$0.66	$1.22	$0.87
Dividends declared per share	$0.25	$0.20	$0.50	$0.40
Basic weighted average shares outstanding	249	271	252	275
Diluted weighted average shares outstanding	254	277	257	281

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Second Quarter		First Six Months
	2014	2013	2014	2013
Net income	$198	$182	$313	$243
Components of other comprehensive income (loss):
Currency translations
Pretax activity, net	13	(10)	24	(190)
Tax effect	—	—	—	—
Currency translations, net of tax	13	(10)	24	(190)
Net investment hedges
Pretax activity, net	18	(9)	17	18
Tax effect	(6)	3	(6)	(6)
Net investment hedges, net of tax	12	(6)	11	12
Cash flow hedges
Pretax activity, net	(3)	13	(6)	28
Tax effect	—	(4)	1	(8)
Cash flow hedges, net of tax	(3)	9	(5)	20
Pension plan adjustments
Pretax activity, net	7	6	13	12
Tax effect	(2)	(1)	(3)	(2)
Pension plan adjustments, net of tax	5	5	10	10
Other comprehensive income (loss), net of tax	27	(2)	40	(148)
Comprehensive income	$225	$180	$353	$95

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 27, 2014	December 31, 2013
ASSETS
Current:
Cash and cash equivalents	$356	$343
Trade accounts receivable, less allowances of $17 and $16, respectively	2,136	1,515
Amounts receivable from The Coca-Cola Company	63	89
Inventories	488	452
Other current assets	252	169
Total current assets	3,295	2,568
Property, plant, and equipment, net	2,304	2,353
Franchise license intangible assets, net	4,048	4,004
Goodwill	122	124
Other noncurrent assets	399	476
Total assets	$10,168	$9,525
LIABILITIES
Current:
Accounts payable and accrued expenses	$2,292	$1,939
Amounts payable to The Coca-Cola Company	151	145
Current portion of debt	423	111
Total current liabilities	2,866	2,195
Debt, less current portion	4,053	3,726
Other noncurrent liabilities	226	221
Noncurrent deferred income tax liabilities	1,113	1,103
Total liabilities	8,258	7,245
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 353,757,333 and 352,374,063 shares, respectively	4	3
Additional paid-in capital	3,916	3,899
Reinvested earnings	1,763	1,577
Accumulated other comprehensive loss	(291)	(331)
Common stock in treasury, at cost – 108,219,847 and 94,776,979 shares, respectively	(3,482)	(2,868)
Total shareowners’ equity	1,910	2,280
Total liabilities and shareowners’ equity	$10,168	$9,525

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Six Months
	2014	2013
Cash Flows from Operating Activities:
Net income	$313	$243
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	153	159
Share-based compensation expense	15	16
Deferred income tax expense (benefit)	13	(15)
Pension expense less than contributions	(4)	(4)
Net changes in assets and liabilities	(277)	(252)
Net cash derived from operating activities	213	147
Cash Flows from Investing Activities:
Capital asset investments	(156)	(149)
Capital asset disposals	26	—
Net cash used in investing activities	(130)	(149)
Cash Flows from Financing Activities:
Net change in commercial paper	412	16
Issuances of debt	347	459
Payments on debt	(108)	(217)
Shares repurchased under share repurchase programs	(588)	(588)
Dividend payments on common stock	(125)	(109)
Other financing activities, net	(7)	5
Net cash used in financing activities	(69)	(434)
Net effect of currency exchange rate changes on cash and cash equivalents	(1)	(8)
Net Change in Cash and Cash Equivalents	13	(444)
Cash and Cash Equivalents at Beginning of Period	343	721
Cash and Cash Equivalents at End of Period	$356	$277

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on an interim period basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period. Accordingly, our results for the second quarter and first six months of 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
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

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	June 27, 2014	December 31, 2013
Finished goods	$304	$260
Raw materials and supplies	184	192
Total inventories	$488	$452

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	June 27, 2014	December 31, 2013
Land	$164	$166
Building and improvements	1,061	1,024
Machinery, equipment, and containers	1,804	1,773
Cold drink equipment	1,678	1,721
Vehicle fleet	101	110
Furniture, office equipment, and software	452	431
Property, plant, and equipment	5,260	5,225
Accumulated depreciation and amortization	(3,057)	(3,050)
	2,203	2,175
Construction in process	101	178
Property, plant, and equipment, net	$2,304	$2,353

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	June 27, 2014	December 31, 2013
Trade accounts payable	$664	$486
Accrued customer marketing costs	773	625
Accrued compensation and benefits	295	321
Accrued taxes	246	229
Accrued deposits	77	72
Other accrued expenses	237	206
Accounts payable and accrued expenses	$2,292	$1,939

NOTE 5—RELATED PARTY TRANSACTIONS
Transactions with The Coca-Cola Company (TCCC)
We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of these agreements with TCCC are modified.
The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Second Quarter		First Six Months
	2014	2013	2014	2013
Amounts affecting net sales:
Fountain syrup and packaged product sales	$5	$3	$9	$8
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(658)	$(642)	$(1,200)	$(1,167)
Purchases of finished products	(14)	(17)	(24)	(28)
Marketing support funding earned	56	53	107	96
Total	$(616)	$(606)	$(1,117)	$(1,099)
For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS
We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include currency exchange risk, commodity price risk, and interest rate risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedge”). Changes in the fair value of these non-designated hedging instruments are recognized in each reporting period in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.
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
The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	June 27, 2014	December 31, 2013
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$9	$11
Foreign currency contracts	Other noncurrent assets	1	—
Total		10	11
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	1	1
Foreign currency contracts	Other noncurrent assets	5	7
Total		6	8
Total Assets		$16	$19
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$49	$29
Foreign currency contracts	Other noncurrent liabilities	57	43
Total		106	72
Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	6	12
Foreign currency contracts	Other noncurrent liabilities	5	7
Commodity contracts	Other noncurrent liabilities	1	1
Total		12	20
Total Liabilities		$118	$92
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	June 27, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.6 billion	June 2021	USD 1.6 billion	June 2021
The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Cash Flow Hedging Instruments	2014	2013	2014	2013
Foreign currency contracts	$(20)	$8	$(25)	$50

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Second Quarter		First Six Months
Cash Flow Hedging Instruments	Location - Statements of Income	2014	2013	2014	2013
Foreign currency contracts	Cost of sales	$1	$1	$2	$1
Foreign currency contracts(C)	Other nonoperating (expense) income	(18)	(2)	(22)	29
Total		$(17)	$(1)	$(20)	$30
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $5 million are expected to be reclassified from AOCI on our Condensed Consolidated Balance Sheets into the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	June 27, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	n/a	n/a	USD 55 million	January 2014
Commodity contracts	USD 139 million	December 2015	USD 129 million	December 2015
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
The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		Second Quarter		First Six Months
Non-Designated Hedging Instruments	Location - Statements of Income	2014	2013	2014	2013
Commodity contracts	Cost of sales	$4	$(9)	$(2)	$(13)
Commodity contracts	Selling, delivery, and administrative expenses	1	(2)	—	—
Foreign currency contracts	Other nonoperating (expense) income(A)	(1)	3	—	7
	Total	$4	$(8)	$(2)	$(6)
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
As of June 27, 2014, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $6 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2013	$(12)	$—	$(12)
Amounts recognized during the period and recorded in our Corporate segment, net	(1)	—	(1)
Amounts transferred from our Corporate segment to our Europe operating segment, net	7	—	7
Balance at June 27, 2014	$(6)	$—	$(6)
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	June 27, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 390 million	November 2015	USD 190 million	November 2014
Foreign currency denominated debt	USD 1.8 billion	May 2026	USD 1.4 billion	May 2025
The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Net Investment Hedging Instruments	2014	2013	2014	2013
Foreign currency contracts	$1	$(3)	$1	$6
Foreign currency denominated debt	11	(3)	10	6
Total	$12	$(6)	$11	$12
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	June 27, 2014		December 31, 2013
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$412	0.2%	$—	—%
U.S. dollar notes due 2014-2021(B)	1,791	3.1	1,891	2.9
Euro notes due 2017-2026(C)	2,241	2.6	1,915	2.5
Capital lease obligations(D)	32	n/a	31	n/a
Total debt(E)	4,476		3,837
Current portion of debt	(423)		(111)
Debt, less current portion	$4,053		$3,726
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In February 2014, $100 million, floating rate notes matured.

(C)	In May 2014, we issued €250 million, 2.8 percent notes due 2026.

(D)	These amounts represent the present value of our minimum capital lease payments.

(E)	The total fair value of our outstanding debt, excluding capital lease obligations, was $4.6 billion and $3.8 billion at
June 27, 2014 and December 31, 2013, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).
Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At June 27, 2014, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 27, 2014. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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
We have certain indemnity obligations to TCCC resulting from the merger with TCCC that occurred on October 2, 2010 (the Merger). For additional information regarding the Merger, including our remaining indemnity obligations to TCCC, refer to Note 8 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Second Quarter		First Six Months
	2014	2013	2014	2013
Components of net periodic benefit costs:
Service cost	$13	$15	$27	$29
Interest cost	16	14	32	28
Expected return on plan assets	(25)	(21)	(49)	(42)
Amortization of net prior service cost	1	1	1	2
Amortization of actuarial loss	6	5	12	10
Net periodic benefit cost	11	14	23	27
Other(A)	—	(2)	—	2
Total costs	$11	$12	$23	$29
___________________________

(A)	During the first six months of 2013, we recorded additional pension expense related to our restructuring activities (refer to Note 13).

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Contributions
Contributions to our pension plans totaled $27 million and $33 million during the first six months of 2014 and 2013, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2014, as well as actual contributions for the year ended December 31, 2013 (in millions):

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

NOTE 10—TAXES
Our effective tax rate was approximately 26 percent for both the first six months of 2014 and 2013. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Six Months
	2014	2013
U.S. federal statutory expense	$147	$116
Taxation of foreign operations, net(A)	(78)	(63)
U.S. taxation of foreign earnings, net of tax credits	35	29
Nondeductible items	6	5
Other, net	(2)	—
Total provision for income taxes	$108	$87
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

Repatriation of Current Year Foreign Earnings to the U.S.
During the second half of 2014, we expect to repatriate to the U.S. a portion of our 2014 foreign earnings to satisfy our 2014 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2014 foreign earnings and our actual 2014 U.S.-based cash flow needs. Our historical earnings will continue to remain permanently reinvested outside of the U.S. and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S., we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service foreign operations, foreign debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	Second Quarter		First Six Months
	2014	2013	2014	2013
Net income	$198	$182	$313	$243
Basic weighted average shares outstanding	249	271	252	275
Effect of dilutive securities(A)	5	6	5	6
Diluted weighted average shares outstanding	254	277	257	281
Basic earnings per share	$0.80	$0.67	$1.24	$0.89
Diluted earnings per share	$0.78	$0.66	$1.22	$0.87
___________________________

(A)
Options to purchase 8.1 million and 8.2 million shares were outstanding as of June 27, 2014 and June 28, 2013, respectively. During the second quarter and first six months of 2014, options to purchase 0.1 million and 0.8 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

Under our share repurchase program, during the second quarter and first six months of 2014, we repurchased 6.5 million and 13.1 million shares, respectively, and during the second quarter and first six months of 2013, we repurchased 8.1 million and 16.7 million shares, respectively. Refer to Note 15.
During the first six months of 2014, we issued an aggregate of 0.4 million shares of common stock in connection with the exercise of share options with a total intrinsic value of $12 million.
Dividend payments on our common stock totaled $125 million and $109 million during the first six months of 2014 and 2013, respectively. In February 2014, our Board of Directors approved a $0.05 per share increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first six months of 2014 or 2013.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Second Quarter 2014:
Net sales(A)	$2,333	$—	$2,333
Operating income (loss)(B)	321	(26)	295
Second Quarter 2013:
Net sales(A)	$2,156	$—	$2,156
Operating income (loss)(B)	309	(37)	272
First Six Months 2014:
Net sales(A)	$4,203	$—	$4,203
Operating income (loss)(B)	545	(66)	479
First Six Months 2013:
Net sales(A)	$4,006	$—	$4,006
Operating income (loss)(B)	454	(71)	383
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Six Months
	2014	2013
Net sales:
Great Britain	32%	32%
France	32	31
Belgium	15	15
The Netherlands	8	8
Norway	7	8
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market gains on our non-designated commodity hedges totaling $6 million for the first six months of 2014, and net mark-to-market losses of $9 million for the first six months of 2013. As of June 27, 2014, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $6 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Second Quarter		First Six Months
	2014	2013	2014	2013
Europe(A)	$54	$34	$62	$102
Corporate	—	—	—	—
Total	$54	$34	$62	$102
___________________________

(A)
All restructuring expenses recorded during the second quarter and first six months of 2014 related to our Business Transformation Program. During the second quarter and first six months of 2013, we recorded restructuring expense of $24 million and $81 million, respectively, related to our Business Transformation Program and $10 million and $21 million, respectively, related to our Norway Business Optimization which concluded at the end of 2013.

Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

driving sustainable future growth. Through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the second quarter and first six months of 2014, we recorded nonrecurring restructuring charges under this program totaling $54 million and $62 million, respectively. During the second quarter and first six months of 2013, we recorded nonrecurring restructuring charges under this program totaling $24 million and $81 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(B)	Other(C)	Total
Balance at January 1, 2012(A)	$—	$—	$—	$—
Provision	41	2	3	46
Cash payments	—	—	(2)	(2)
Noncash items	—	(2)	—	(2)
Balance at December 31, 2012(A)	41	—	1	42
Provision	67	5	27	99
Cash payments	(78)	—	(17)	(95)
Noncash items	—	(5)	1	(4)
Balance at December 31, 2013(A)	30	—	12	42
Provision	10	5	47	62
Cash payments	(15)	—	(50)	(65)
Noncash items	—	(5)	—	(5)
Balance at June 27, 2014(A)	$25	$—	$9	$34
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

(B)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

(C)
In 2012 and 2013, these charges primarily related to program management and consulting costs. During the first six months of 2014, these charges primarily related to costs incurred regarding our cold-drink operations, including social and other transition costs associated with the transfer of certain employees and assets to a third party.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2013	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive income (loss) before reclassifications	82	(40)	(6)	21	57
Amounts reclassified from AOCI	—	—	21	21	42
Net change in other comprehensive income (loss)	82	(40)	15	42	99
Balance at December 31, 2013	41	(54)	(7)	(311)	(331)
Other comprehensive income (loss) before reclassifications	24	11	(25)	—	10
Amounts reclassified from AOCI	—	—	20	10	30
Net change in other comprehensive income (loss)	24	11	(5)	10	40
Balance at June 27, 2014	$65	$(43)	$(12)	$(301)	$(291)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
In December 2012, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. Share repurchases under this authorization were completed during the second quarter of 2014. In December 2013, our Board of Directors authorized additional share repurchases for an aggregate price of not more than $1.0 billion. Activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.
The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	Second Quarter		First Six Months
	2014	2013	2014	2013
Number of shares repurchased	6.5	8.1	13.1	16.7
Weighted average purchase price per share	$46.15	$36.84	$45.69	$35.88
Amount of share repurchases(A)	$300	$300	$600	$600
___________________________

(A)	Total cash paid for both the first six months of 2014 and 2013 for these share repurchases totaled $588 million due to the timing of settlement.
We currently plan to repurchase approximately $200 million in additional outstanding shares during the remainder of 2014, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	June 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$16	$—	$16	$—
Derivative liabilities(A)	$118	$—	$118	$—
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$19	$—	$19	$—
Derivative liabilities(A)	$92	$—	$92	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the second quarter and first six months of 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There was one less selling day in the first quarter of 2014 versus the first quarter of 2013, and there will be one additional selling day in the fourth quarter of 2014 versus the fourth quarter of 2013 (based upon a standard five-day selling week).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014	63	65	65	68	261
2013	64	65	65	67	261
Change	(1)	—	—	1	—
Relationship with The Coca-Cola Company (TCCC)
We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of these agreements with TCCC are modified. Our financial results are greatly impacted by our relationship with TCCC. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Financial Results
Our net income in the second quarter of 2014 was $198 million, or $0.78 per diluted share, compared to net income of $182 million, or $0.66 per diluted share, in the second quarter of 2013. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Second Quarter 2014

•	Charges totaling $54 million ($36 million net of tax, or $0.14 per diluted share) related to restructuring activities; and

•
Net mark-to-market gains totaling $8 million ($5 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

Second Quarter 2013

•	Charges totaling $34 million ($25 million net of tax, or $0.09 per diluted share) related to restructuring activities; and

•
Net mark-to-market losses totaling $8 million ($6 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period.

Financial Summary
Our financial performance during the second quarter of 2014 reflects the impact of the following significant factors:

•	Growth in both sparkling and still beverage sales driving a year-over-year volume increase of 3.5 percent;

COCA-COLA ENTERPRISES, INC.

•
Flat year-over-year bottle and can net price per case growth reflecting the impact of our planned promotional activity, including activities for the 2014 FIFA World Cup, and competitive marketplace dynamics, particularly in Great Britain;

•	Year-over-year bottle and can cost of sales per case decline of 1.0 percent due to mix-shifts into lower cost packages and recent favorable trends in the cost of some of our key commodities; and

•	Modest underlying operating expense growth resulting from improved volume performance and 2014 FIFA World Cup promotional activity.
Consolidated operating income grew during the second quarter of 2014 driven by volume growth across our territories and a decline in cost of sales. Despite this performance, we continue to face the effects of persistent operating challenges, including heightened competitive and marketplace pressures, particularly in Great Britain. These factors, coupled with planned promotional activity and package mix-shifts, contributed to flat bottle and can price per case growth in the second quarter of 2014 versus the second quarter of 2013.
Volume in our continental European territories increased 4.0 percent during the quarter, reflecting strong sales growth of our Coca-Cola trademark brands and sparkling beverages. Volume in Great Britain increased 2.0 percent, primarily driven by increases in the sales of our Coca-Cola trademark beverages and our water brands. Across our territories, Coca-Cola Classic volume increased 4.5 percent and Coca-Cola Zero continued to perform well, growing 14.5 percent during the quarter. Our water portfolio also grew 9.5 percent, led by Chaudfontaine and Schweppes Abbey Well.
We continue to promote our brands in the marketplace through key marketing initiatives including the relaunch of our “Share a Coke” campaign with expanded personalization and promotions for the 2014 FIFA World Cup. We also remain focused on package and product innovations to create value for our customers and consumers, including the recent introduction of our 1.75 liter contour bottle for Coca-Cola trademark brands in Great Britain and the launch of Finley, an adult sparkling non-alcoholic beverage, in France. In addition to innovation, we are committed to expanding our brand portfolio with offerings that are intended to appeal to a wide variety of consumers. Some examples of these expanded offerings include the launch of Smartwater and Coca-Cola Life, a lower calorie, naturally-sweetened beverage, in Great Britain which are planned for the second half of 2014.
Bottle and can cost of sales per case declined 1.0 percent during the second quarter of 2014, reflecting mix-shifts into lower cost packages, particularly cans, and recent favorable trends in the cost of some of our key commodities, principally sugar. Although the overall cost environment still remains somewhat volatile, the degree of volatility has recently abated. We continue to seek and execute opportunities to mitigate our exposure to price changes through the use of supplier agreements and hedging instruments.
During the second quarter of 2014, we incurred higher year-over-year operating expenses reflecting an increase in restructuring expenditures and currency exchange rate changes. This change also reflects a modest increase in underlying operating expenses related to planned marketing activities, as well as the operational expense impact of improved volume performance.
Diluted earnings per share performance benefited from operating income growth and the continuation of our share repurchase program. Share repurchase activity increased diluted earnings per share by approximately $0.06 during the second quarter of 2014 when compared to the second quarter of 2013. We plan to continue our share repurchases during the remainder of 2014 and expect to repurchase approximately $800 million of our shares during the current year.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Second Quarter		First Six Months
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7	65.1	64.4	65.4
Gross profit	36.3	34.9	35.6	34.6
Selling, delivery, and administrative expenses	23.7	22.3	24.2	25.0
Operating income	12.6	12.6	11.4	9.6
Interest expense, net	1.2	1.1	1.4	1.2
Other nonoperating income (expense)	—	(0.1)	—	(0.1)
Income before income taxes	11.4	11.4	10.0	8.3
Income tax expense	2.9	3.0	2.6	2.2
Net income	8.5%	8.4%	7.4%	6.1%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter				First Six Months
	2014		2013		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$321	109.0%	$309	113.5%	$545	114.0%	$454	118.5%
Corporate	(26)	(9.0)	(37)	(13.5)	(66)	(14.0)	(71)	(18.5)
Consolidated	$295	100.0%	$272	100.0%	$479	100.0%	$383	100.0%
During the second quarter and first six months of 2014, we had operating income of $295 million and $479 million, respectively, compared to $272 million and $383 million in the second quarter and first six months of 2013, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2014		First Six Months 2014
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$(2)	(1.0)%	$4	1.0%
Impact of bottle and can cost-mix on gross profit	12	4.5	13	3.5
Impact of bottle and can volume on gross profit	24	9.0	16	4.0
Impact of bottle and can selling day shift on gross profit	—	—	(9)	(2.5)
Impact of post-mix, non-trade, and other on gross profit	(2)	(1.0)	(4)	(1.0)
Net mark-to-market gains related to non-designated commodity hedges	16	6.0	15	4.0
Net impact of restructuring charges	(20)	(7.5)	40	10.5
Other selling, delivery, and administrative expenses	(27)	(10.0)	(11)	(3.0)
Currency exchange rate changes	20	7.5	32	8.5
Other changes	2	1.0	—	—
Change in operating income	$23	8.5%	$96	25.0%

COCA-COLA ENTERPRISES, INC.

Net Sales
Net sales increased 8.0 percent in the second quarter of 2014 to $2.3 billion, and increased 5.0 percent in the first six months of 2014 to $4.2 billion. These changes include currency exchange rate increases of 5.5 percent and 4.5 percent when compared to the second quarter and first six months of 2013, respectively, reflecting strong appreciation in the euro and British pound sterling relative to the U.S. dollar.
Net sales per case increased 4.5 percent in the second quarter of 2014 when compared to the second quarter of 2013, and also increased 4.5 percent in the first six months of 2014 when compared to the first six months of 2013. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2014	First Six Months 2014
Changes in net sales per case:
Bottle and can net price per case	—%	0.5%
Bottle and can currency exchange rate changes	5.5	4.5
Post-mix, non-trade, and other	(1.0)	(0.5)
Change in net sales per case	4.5%	4.5%
During the second quarter of 2014, our bottle and can sales accounted for approximately 95 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Bottle and can net price per case was flat during the second quarter of 2014, reflecting the impact of our planned promotional activities and competitive marketplace dynamics, particularly in Great Britain.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day in the first six months of 2014 when compared to the first six months of 2013 (selling days are the same in the second quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Second Quarter 2014	First Six Months 2014
Change in volume	3.5%	0.5%
Impact of selling day shift(A)	—	0.5
Change in volume, adjusted for selling day shift	3.5%	1.0%
___________________________

(A)	Represents the impact of changes in selling dates between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first six months of 2014 when compared to the first six months of 2013 (selling days are the same in the second quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2014 Percent of Total	2013 Percent of Total	Change	2014 Percent of Total	2013 Percent of Total
Coca-Cola trademark	4.0%	68.5%	68.0%	1.5%	69.0%	69.0%
Sparkling flavors and energy	1.0	18.0	18.5	(0.5)	17.5	17.5
Juices, isotonics, and other	—	10.0	10.5	0.5	10.5	10.5
Water	10.0	3.5	3.0	7.0	3.0	3.0
Total	3.5%	100.0%	100.0%	1.0%	100.0%	100.0%
During the second quarter of 2014, volume increased 3.5 percent when compared to the second quarter of 2013. Our volume performance during the second quarter of 2014 included a 3.5 percent increase in the sale of sparkling beverage brands and a 2.0 percent increase in the sales of still beverage brands. Volume in continental Europe increased 4.0 percent during the quarter, while

COCA-COLA ENTERPRISES, INC.

volume in Great Britain increased 2.0 percent. This volume performance reflects implementation of our marketing initiatives across our territories and the strong opportunity provided by the 2014 FIFA World Cup.
Our Coca-Cola trademark beverage brand sales increased 4.0 percent in the second quarter of 2014 when compared to the second quarter of 2013. This increase was primarily attributable to a 4.5 percent increase in Coca-Cola Classic sales and the continued success of Coca-Cola Zero which grew 14.5 percent. These increases were partially offset by a decline in the sales of other     Coca-Cola flavors, including Cherry Coke Zero and Vanilla Coke. Sparkling flavors and energy volume increased 1.0 percent during the second quarter of 2014, driven by growth in our energy portfolio, including NALU and Relentless, offset partially by declines in sparkling brands Sprite and Dr Pepper. Juices, isotonics, and other volume remained flat in the second quarter of 2014 driven by strong growth in Nestea, offset by declines in our juice and sports drinks brands. Sales volume of our water brands increased 10.0 percent in the second quarter of 2014, primarily reflecting the success of Chaudfontaine in continental Europe.
We continue to promote our brands in the marketplace through key marketing initiatives including the relaunch of our “Share a Coke” campaign with expanded personalization and promotions for the 2014 FIFA World Cup. We also remain focused on package and product innovations to create value for our customers and consumers, including the recent introduction of our 1.75 liter contour bottle for Coca-Cola trademark brands in Great Britain and the launch of Finley, an adult sparkling non-alcoholic beverage, in France. In addition to innovation, we are committed to expanding our brand portfolio with offerings that are intended to appeal to a wide variety of consumers. Some examples of these expanded offerings include the launch of Smartwater and Coca-Cola Life, a lower calorie, naturally-sweetened beverage, in Great Britain which are planned for the second half of 2014.
Consumption
The following table summarizes our volume by consumption type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first six months of 2014 when compared to the first six months of 2013 (selling days are the same in the second quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2014 Percent of Total	2013 Percent of Total	Change	2014 Percent of Total	2013 Percent of Total
Multi-serve(A)	4.5%	65.0%	58.0%	1.0%	65.0%	58.5%
Single-serve(B)	1.5	35.0	42.0	1.0	35.0	41.5
Total	3.5%	100.0%	100.0%	1.0%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first six months of 2014 when compared to the first six months of 2013 (selling days are the same in the second quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2014 Percent of Total	2013 Percent of Total	Change	2014 Percent of Total	2013 Percent of Total
PET (plastic)	—%	42.5%	44.0%	(3.0)%	42.5%	44.5%
Cans	7.5	41.5	40.0	5.0	41.5	39.5
Glass and other	2.5	16.0	16.0	2.0	16.0	16.0
Total	3.5%	100.0%	100.0%	1.0%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.5 billion and $2.7 billion during the second quarter and first six months of 2014, respectively, representing an increase of 6.0 percent and 3.5 percent when compared to the second quarter and first six months of 2013, respectively. This change includes a currency exchange rate increase of 5.5 percent and 4.5 percent when compared to the second quarter and first six months of 2013.

COCA-COLA ENTERPRISES, INC.

Cost of sales per case increased 2.5 percent and 3.0 percent in the second quarter and first six months of 2014 when compared to the second quarter and first six months of 2013, respectively. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2014	First Six Months 2014
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(1.0)%	(0.5)%
Bottle and can currency exchange rate changes	5.0	4.5
Post mix, non-trade, and other	(1.5)	(1.0)
Change in cost of sales per case	2.5%	3.0%
Bottle and can cost of sales per case declined 1.0 percent during the second quarter of 2014, reflecting mix-shifts into lower cost packages, particularly cans, and recent favorable trends in the cost of some of our key commodities, principally sugar. Although the overall cost environment still remains somewhat volatile, the degree of volatility has recently abated. We continue to seek and execute opportunities to mitigate our exposure to price changes through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses increased $70 million, or 14.5 percent, in the second quarter of 2014, and increased $13 million, or 1.5 percent, in the first six months of 2014. These changes include currency exchange rate increases of 5.0 percent and 4.0 percent when compared to the second quarter and first six months of 2013.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2014		First Six Months 2014
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$18	3.5%	$29	3.0%
Selling and marketing expenses	7	1.5	—	—
Delivery and merchandising expenses	8	1.5	(3)	(0.5)
Warehousing expenses	(2)	(0.5)	(10)	(1.0)
Depreciation and amortization expenses	(3)	(0.5)	(4)	(0.5)
Net mark-to-market gains related to non-designated commodity hedges	(3)	(0.5)	—	—
Net impact of restructuring charges	21	4.5	(36)	(3.5)
Currency exchange rate changes	25	5.0	39	4.0
Other	(1)	—	(2)	—
Change in SD&A expenses	$70	14.5%	$13	1.5%
SD&A expenses as a percentage of net sales was 23.7 percent and 22.3 percent in the second quarter of 2014 and 2013, respectively, and 24.2 percent and 25.0 percent in the first six months of 2014 and 2013, respectively. During the second quarter of 2014, our SD&A expenses reflect the operational expense impact of improved volume performance, a year-over-year increase in restructuring expenses under our Business Transformation Program, and incremental promotional expenses related to the 2014 FIFA World Cup.
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including activities related to our cold-drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of

COCA-COLA ENTERPRISES, INC.

approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the second quarter and first six months of 2014, we recorded nonrecurring restructuring charges under this program totaling $54 million and $62 million, respectively. During the second quarter and first six months of 2013, we recorded nonrecurring restructuring charges under this program totaling $24 million and $81 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
Interest Expense, Net
Interest expense, net increased $6 million in the second quarter of 2014 to $30 million. This is primarily due to the issuance of €350 million notes in November 2013 and €250 million notes in May 2014. The following table summarizes the primary items that impacted our interest expense, net for the periods presented (in millions, except percentages):

	Second Quarter		First Six Months
	2014	2013	2014	2013
Average outstanding debt balance	$4,325	$3,602	$4,135	$3,516
Weighted average cost of debt	2.7%	2.7%	2.8%	2.7%
Fixed-rate debt (% of portfolio)	91%	86%	91%	86%
Floating-rate debt (% of portfolio)	9%	14%	9%	14%

Other Nonoperating Income (Expense)
Other nonoperating income totaled $1 million for the second quarter of 2014. Other nonoperating expense totaled $2 million and $4 million for the second quarter and first six months of 2013, respectively. Our other nonoperating income (expense) principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 26 percent for both the first six months of 2014 and 2013. We expect our underlying full year 2014 effective tax rate to be approximately 26 percent to 28 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first six months of 2014 and 2013.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At June 27, 2014, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At June 27, 2014, we had $423 million in debt maturities in the next 12 months, including $412 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
In December 2012, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. Share repurchases under this authorization were completed during the second quarter of 2014. In December 2013, our Board of Directors authorized additional share repurchases for an aggregate price of not more than $1.0 billion. Activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. During the second quarter and first six months of 2014, we repurchased $300 million

COCA-COLA ENTERPRISES, INC.

and $600 million in outstanding shares, respectively, resulting in a cash outflow of $588 million during the first six months of 2014 due to the timing of settlement. We currently plan to repurchase approximately $200 million in additional outstanding shares during the remainder of 2014, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
During the second half of 2014, we expect to repatriate a portion of our 2014 foreign earnings to satisfy our 2014 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2014 foreign earnings and our actual 2014 U.S.-based cash flow needs. For additional information about our repatriation of foreign earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
At June 27, 2014, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of the amount of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the amount will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $125 million and $109 million during the first six months of 2014 and 2013, respectively. In February 2014, our Board of Directors approved a $0.05 per share increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.
Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s and Fitch are stable and S&P is negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our credit rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the credit rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 27, 2014. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first six months of 2014, our primary sources of cash included: (1) net issuances of commercial paper of $412 million; (2) proceeds of $347 million on issuances of debt; and (3) $213 million from operating activities. Our primary uses of cash included: (1) cash payments totaling $588 million for shares repurchased under our share repurchase program; (2) capital asset investments of $156 million; (3) dividend payments on common stock of $125 million; (4) payments on debt of $108 million, primarily resulting from the maturing of $100 million notes; (5) cash payments related to our restructuring programs of $65 million; and (6) contributions to our defined benefit pension plans of $27 million.
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
Operating Activities
Our net cash derived from operating activities totaled $213 million and $147 million in the first six months of 2014 and 2013, respectively. This increase was primarily driven by our improved year-over-year operating performance.

COCA-COLA ENTERPRISES, INC.

Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Six Months
	2014	2013
Supply chain infrastructure improvements	$78	$90
Cold drink equipment	56	36
Information technology	17	16
Fleet and other	5	7
Total capital asset investments	$156	$149
Our investing activities during the first six months of 2014 also included $26 million in capital asset disposals, driven, in part, by our Business Transformation Program.
During 2014, we expect our capital expenditures to be approximately $350 million and to be invested in a similar proportion of asset categories as those listed in the previous table.
Financing Activities
Our net cash used in financing activities totaled $69 million during the first six months of 2014 compared to $434 million during the first six months of 2013. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Six Months
Issuances of debt	Maturity Date	Rate	2014	2013
€250 million notes	May 2026	2.8%	$347	$—
€350 million notes	May 2025	2.4%	—	459
Total issuances of debt, excluding commercial paper			347	459
Net issuances of commercial paper			412	16
Total issuances of debt			$759	$475

			First Six Months
Payments on debt	Maturity Date	Rate(A)	2014	2013
$100 million notes	February 2014	—	$(100)	$—
CHF 200 million notes	March 2013	3.8%	—	(211)
Other payments, net	—	—	(8)	(6)
Total payments on debt			$(108)	$(217)
___________________________

(A)	The $100 million notes carried a variable interest rate at three-month USD Libor plus 30 basis points. At maturity the effective rate on these notes was 0.5 percent.
Our financing activities included cash payments of $588 million for both the first six months of 2014 and 2013 for share repurchases, as well as dividend payments on common stock of $125 million and $109 million during the first six months of 2014 and 2013, respectively.
Financial Position
Assets
Trade accounts receivable increased $621 million to $2.1 billion at June 27, 2014 from $1.5 billion at December 31, 2013. This increase was primarily attributable to the seasonality of our business, improved volume performance, and the timing of our fiscal month-end relative to the calendar month-end.
Inventories increased $36 million, or 8.0 percent, to $488 million at June 27, 2014 from $452 million at December 31, 2013. This increase was primarily driven by the seasonality of our business as we progress through the key summer selling season.

COCA-COLA ENTERPRISES, INC.

Other current assets increased $83 million to $252 million at June 27, 2014 from $169 million at December 31, 2013. This change was primarily driven by an increase in certain current deferred income tax assets and income taxes receivable.
Other noncurrent assets decreased $77 million, or 16.0 percent, to $399 million at June 27, 2014 from $476 million at December 31, 2013. This change was primarily driven by a decline in certain noncurrent deferred income tax assets, partially offset by increases in our noncurrent assets related to our defined benefit pension plans.
Liabilities and Equity
Accounts payable and accrued expenses increased $353 million, or 18.0 percent, to $2.3 billion at June 27, 2014 from $1.9 billion at December 31, 2013. The increase in accounts payable was primarily related to seasonality, improved volume performance, and the timing of certain payments. Additionally, we experienced an increase in accruals related to our customer marketing agreements in Great Britain, primarily resulting from changes in program levels and timing of payments to customers. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt increased $312 million to $423 million at June 27, 2014 from $111 million at December 31, 2013. This increase was driven by net issuances of commercial paper of $412 million, partially offset by the maturity of our $100 million floating rate notes in February 2014.
Debt, less current portion increased $327 million to $4.1 billion at June 27, 2014 from $3.7 billion at December 31, 2013. This increase was driven by the issuance in May 2014 of €250 million, 2.8 percent notes due 2026. For additional information about our debt, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Common stock in treasury, at cost increased $614 million, or 21.5 percent, to $3.5 billion at June 27, 2014 from $2.9 billion at December 31, 2013. This increase was driven by our repurchase of $600 million in outstanding shares during the first six months of 2014 under our share repurchase program.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $27 million and $33 million during the first six months of 2014 and 2013, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2014, as well as our actual contributions for the year ended December 31, 2013 (in millions):

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

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At June 27, 2014, approximately 91 percent of our debt portfolio was comprised of fixed-rate debt, and 9 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of June 27, 2014 would change the fair value of our fixed-rate debt outstanding as of June 27, 2014 by approximately $760 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of June 27, 2014 would change interest expense on an annual basis by approximately $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the second quarter of 2014 by approximately $30 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of June 27, 2014, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2013.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the second quarter of 2014 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
March 29, 2014 through April 25, 2014	2.2	$46.06	2.2	$1,094.0
April 26, 2014 through May 23, 2014	2.4	46.23	2.1	994.0
May 24, 2014 through June 27, 2014	2.2	45.99	2.2	894.0
Total	6.8	$46.11	6.5	$894.0
___________________________

(A)
During the second quarter of 2014, 0.3 million of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted share units or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2012, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. Share repurchases under this authorization were completed during the second quarter of 2014. In December 2013, our Board of Directors authorized additional share repurchases for an aggregate price of not more than $1.0 billion. Activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	July 24, 2014	/s/ Manik H. Jhangiani
Manik H. Jhangiani
Senior Vice President and Chief Financial Officer

Date:	July 24, 2014	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller and Chief Accounting Officer