Form 10-Q
period 2014-09-26
COCA-COLA ENTERPRISES, INC.
filed 2014-10-23
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014
or

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
241,734,401 Shares of $0.01 Par Value Common Stock as of September 26, 2014

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Net sales	$2,136	$2,174	$6,339	$6,180
Cost of sales	1,328	1,387	4,035	4,006
Gross profit	808	787	2,304	2,174
Selling, delivery, and administrative expenses	463	473	1,480	1,477
Operating income	345	314	824	697
Interest expense, net	31	26	89	75
Other nonoperating income (expense)	—	1	—	(3)
Income before income taxes	314	289	735	619
Income tax expense	76	—	184	87
Net income	$238	$289	$551	$532
Basic earnings per share	$0.97	$1.09	$2.21	$1.96
Diluted earnings per share	$0.96	$1.07	$2.17	$1.92
Dividends declared per share	$0.25	$0.20	$0.75	$0.60
Basic weighted average shares outstanding	244	264	249	271
Diluted weighted average shares outstanding	248	269	254	277

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Net income	$238	$289	$551	$532
Components of other comprehensive income:
Currency translations
Pretax activity, net	(279)	204	(255)	14
Tax effect	—	—	—	—
Currency translations, net of tax	(279)	204	(255)	14
Net investment hedges
Pretax activity, net	153	(52)	169	(34)
Tax effect	(54)	18	(59)	12
Net investment hedges, net of tax	99	(34)	110	(22)
Cash flow hedges
Pretax activity, net	(9)	(10)	(15)	18
Tax effect	2	3	3	(5)
Cash flow hedges, net of tax	(7)	(7)	(12)	13
Pension plan adjustments
Pretax activity, net	7	8	20	20
Tax effect	(1)	(2)	(4)	(4)
Pension plan adjustments, net of tax	6	6	16	16
Other comprehensive (loss) income, net of tax	(181)	169	(141)	21
Comprehensive income	$57	$458	$410	$553

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 26, 2014	December 31, 2013
ASSETS
Current:
Cash and cash equivalents	$218	$343
Trade accounts receivable, less allowances of $19 and $16, respectively	1,800	1,515
Amounts receivable from The Coca-Cola Company	95	89
Inventories	410	452
Other current assets	305	169
Total current assets	2,828	2,568
Property, plant, and equipment, net	2,167	2,353
Franchise license intangible assets, net	3,824	4,004
Goodwill	115	124
Other noncurrent assets	352	476
Total assets	$9,286	$9,525
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,994	$1,939
Amounts payable to The Coca-Cola Company	124	145
Current portion of debt	729	111
Total current liabilities	2,847	2,195
Debt, less current portion	3,419	3,726
Other noncurrent liabilities	183	221
Noncurrent deferred income tax liabilities	1,107	1,103
Total liabilities	7,556	7,245
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 354,167,172 and 352,374,063 shares, respectively	4	3
Additional paid-in capital	3,940	3,899
Reinvested earnings	1,940	1,577
Accumulated other comprehensive loss	(472)	(331)
Common stock in treasury, at cost – 112,432,771 and 94,776,979 shares, respectively	(3,682)	(2,868)
Total shareowners’ equity	1,730	2,280
Total liabilities and shareowners’ equity	$9,286	$9,525

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Nine Months
	2014	2013
Cash Flows from Operating Activities:
Net income	$551	$532
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	231	231
Share-based compensation expense	21	24
Deferred income tax expense (benefit)	60	(66)
Pension expense less than contributions	(5)	(3)
Net changes in assets and liabilities	(267)	(121)
Net cash derived from operating activities	591	597
Cash Flows from Investing Activities:
Capital asset investments	(239)	(220)
Capital asset disposals	27	—
Settlement of net investment hedges	21	—
Net cash used in investing activities	(191)	(220)
Cash Flows from Financing Activities:
Net change in commercial paper	242	182
Issuances of debt	347	459
Payments on debt	(111)	(220)
Shares repurchased under share repurchase programs	(800)	(888)
Dividend payments on common stock	(185)	(161)
Other financing activities, net	(1)	8
Net cash used in financing activities	(508)	(620)
Net effect of currency exchange rate changes on cash and cash equivalents	(17)	10
Net Change in Cash and Cash Equivalents	(125)	(233)
Cash and Cash Equivalents at Beginning of Period	343	721
Cash and Cash Equivalents at End of Period	$218	$488

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on an interim period basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period. Accordingly, our results for the third quarter and first nine months of 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
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

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	September 26, 2014	December 31, 2013
Finished goods	$259	$260
Raw materials and supplies	151	192
Total inventories	$410	$452

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	September 26, 2014	December 31, 2013
Land	$155	$166
Building and improvements	998	1,024
Machinery, equipment, and containers	1,704	1,773
Cold drink equipment	1,604	1,721
Vehicle fleet	94	110
Furniture, office equipment, and software	440	431
Property, plant, and equipment	4,995	5,225
Accumulated depreciation and amortization	(2,946)	(3,050)
	2,049	2,175
Construction in process	118	178
Property, plant, and equipment, net	$2,167	$2,353

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	September 26, 2014	December 31, 2013
Trade accounts payable	$552	$486
Accrued customer marketing costs	733	625
Accrued compensation and benefits	233	321
Accrued taxes	214	229
Accrued deposits	65	72
Other accrued expenses	197	206
Accounts payable and accrued expenses	$1,994	$1,939

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
The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Amounts affecting net sales:
Fountain syrup and packaged product sales	$4	$5	$13	$13
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(522)	$(568)	$(1,722)	$(1,735)
Purchases of finished products	(15)	(15)	(39)	(43)
Marketing support funding earned	56	52	163	148
Total	$(481)	$(531)	$(1,598)	$(1,630)
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	September 26, 2014	December 31, 2013
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$35	$11
Foreign currency contracts	Other noncurrent assets	2	—
Total		37	11
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	3	—
Commodity contracts	Other current assets	3	1
Foreign currency contracts	Other noncurrent assets	3	7
Commodity contracts	Other noncurrent assets	1	—
Total		10	8
Total Assets		$47	$19
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$37	$29
Foreign currency contracts	Other noncurrent liabilities	28	43
Total		65	72
Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	2	12
Foreign currency contracts	Other noncurrent liabilities	3	7
Commodity contracts	Other noncurrent liabilities	—	1
Total		5	20
Total Liabilities		$70	$92
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.
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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	September 26, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.6 billion	June 2021	USD 1.6 billion	June 2021

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following tables summarize the effect of our derivative financial instruments, net of tax, designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Cash Flow Hedging Instruments	2014	2013	2014	2013
Foreign currency contracts	$38	$(41)	$13	$9

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Third Quarter		First Nine Months
Cash Flow Hedging Instruments	Location - Statements of Income	2014	2013	2014	2013
Foreign currency contracts	Cost of sales	$(1)	$1	$1	$2
Foreign currency contracts(C)	Other nonoperating income (expense)	46	(35)	24	(6)
Total		$45	$(34)	$25	$(4)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $9 million are expected to be reclassified from AOCI as the forecasted transactions occur. The amounts will be recorded on our Condensed Consolidated Statements of Income in the expense line item that is consistent with the nature of the underlying hedged item.

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
The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	September 26, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 256 million	October 2014	USD 55 million	January 2014
Commodity contracts	USD 112 million	December 2015	USD 129 million	December 2015
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		Third Quarter		First Nine Months
Non-Designated Hedging Instruments	Location - Statements of Income	2014	2013	2014	2013
Commodity contracts	Cost of sales	$6	$(3)	$4	$(16)
Commodity contracts	Selling, delivery, and administrative expenses	(1)	—	(1)	—
Foreign currency contracts	Other nonoperating income (expense)(A)	4	(6)	4	1
	Total	$9	$(9)	$7	$(15)
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
As of September 26, 2014, our Corporate segment earnings included net mark-to-market gains on non-designated commodity hedges totaling $2 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment	Cost of Sales	SD&A	Total
Balance at December 31, 2013	$(12)	$—	$(12)
Amounts recognized during the period and recorded in our Corporate segment, net	4	—	4
Amounts transferred from our Corporate segment to our Europe operating segment, net	10	—	10
Balance at September 26, 2014	$2	$—	$2
Net Investment Hedges
We have entered into currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating income (expense) on our Condensed Consolidated Statements of Income. During the third quarter of 2014, we settled our November 2014 net investment hedges prior to maturity. We received $21 million upon settlement of these hedges.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	September 26, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 75 million	November 2015	USD 190 million	November 2014
Foreign currency denominated debt	USD 1.6 billion	May 2026	USD 1.4 billion	May 2025
The following table summarizes the effect of our derivative financial instruments, net of tax, designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Net Investment Hedging Instruments	2014	2013	2014	2013
Foreign currency contracts	$18	$(11)	$19	$(5)
Foreign currency denominated debt	81	(23)	91	(17)
Total	$99	$(34)	$110	$(22)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	September 26, 2014		December 31, 2013
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$242	0.2%	$—	—%
U.S. dollar notes due 2015-2021(B)	1,793	3.1	1,891	2.9
Euro notes due 2017-2026(C)	2,083	2.6	1,915	2.5
Capital lease obligations(D)	30	n/a	31	n/a
Total debt(E)	4,148		3,837
Current portion of debt(F)	(729)		(111)
Debt, less current portion	$3,419		$3,726
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In February 2014, we repaid $100 million floating rate notes at maturity.

(C)	In May 2014, we issued €250 million, 2.8 percent notes due 2026.

(D)	These amounts represent the present value of our minimum capital lease payments.
(E)    The total fair value of our outstanding debt, excluding capital lease obligations, was $4.3 billion and $3.8 billion at
September 26, 2014 and December 31, 2013, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).
(F)    In the third quarter of 2014, our $475 million, 2.1 percent notes due September 2015 became current.
Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At September 26, 2014, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 26, 2014. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Components of net periodic benefit costs:
Service cost	$13	$14	$40	$43
Interest cost	16	14	48	42
Expected return on plan assets	(24)	(22)	(73)	(64)
Amortization of net prior service cost	1	2	2	4
Amortization of actuarial loss	6	6	18	16
Net periodic benefit cost	12	14	35	41
Other(A)	—	—	—	2
Total costs	$12	$14	$35	$43
___________________________

(A)	During the first nine months of 2013, we recorded additional pension expense related to our restructuring activities (refer to Note 13).

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Contributions
Contributions to our pension plans totaled $40 million and $46 million during the first nine months of 2014 and 2013, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2014, as well as actual contributions for the year ended December 31, 2013 (in millions):

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

NOTE 10—TAXES
Our effective tax rate was approximately 25 percent and 14 percent for the first nine months of 2014 and 2013, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Nine Months
	2014	2013
U.S. federal statutory expense	$257	$217
Taxation of foreign operations, net(A)	(138)	(115)
U.S. taxation of foreign earnings, net of tax credits	60	57
Nondeductible items	12	(4)
Rate and law change benefit, net(B)(C)	(1)	(71)
Other, net	(6)	3
Total provision for income taxes	$184	$87
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside of the U.S., most of which are taxed at statutory rates lower than the statutory U.S. rate, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

(B)
During the third quarter of 2014, France extended the temporary corporate income tax surcharge of 10.7 percent to the year 2015. As a result, we recognized a deferred tax benefit of approximately $1 million during the third quarter of 2014 related to net deferred tax assets that are expected to be realized in 2015.

(C)
During the third quarter of 2013, the United Kingdom enacted a corporate income tax rate reduction of 3 percentage points of which 2 percentage points were effective April 1, 2014 and 1 percentage point will be effective April 1, 2015. As a result, we recognized a deferred tax benefit of approximately $71 million during the third quarter of 2013 to reflect the impact of this change.

Repatriation of Current Year Foreign Earnings to the U.S.
During the third quarter of 2014, we repatriated to the U.S. $450 million of our 2014 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2014 foreign earnings that were not repatriated in 2014, will remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 11—EARNINGS PER SHARE
We calculate our basic earnings per share by dividing net income by the weighted average number of shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share.
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Net income	$238	$289	$551	$532
Basic weighted average shares outstanding	244	264	249	271
Effect of dilutive securities(A)	4	5	5	6
Diluted weighted average shares outstanding	248	269	254	277
Basic earnings per share	$0.97	$1.09	$2.21	$1.96
Diluted earnings per share	$0.96	$1.07	$2.17	$1.92
___________________________

(A)
Options to purchase 7.7 million and 8.0 million shares were outstanding as of September 26, 2014 and September 27, 2013, respectively. During the first nine months of 2014, options to purchase 0.1 million shares were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

Under our share repurchase program, during the third quarter and first nine months of 2014, we repurchased 4.2 million and 17.3 million shares, respectively, and during the third quarter and first nine months of 2013, we repurchased 7.9 million and 24.6 million shares, respectively. Refer to Note 15.
During the first nine months of 2014, we issued an aggregate of 0.8 million shares of common stock in connection with the exercise of share options with a total intrinsic value of $24.9 million.
Dividend payments on our common stock totaled $185 million and $161 million during the first nine months of 2014 and 2013, respectively. In February 2014, our Board of Directors approved a $0.05 per share increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first nine months of 2014 or 2013.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Third Quarter 2014:
Net sales	$2,136	$—	$2,136
Operating income (loss)	366	(21)	345
Third Quarter 2013:
Net sales	$2,174	$—	$2,174
Operating income (loss)	350	(36)	314
First Nine Months 2014:
Net sales(A)	$6,339	$—	$6,339
Operating income (loss)(B)	911	(87)	824
First Nine Months 2013:
Net sales(A)	$6,180	$—	$6,180
Operating income (loss)(B)	804	(107)	697
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Nine Months
	2014	2013
Net sales:
Great Britain	34%	33%
France	30	30
Belgium	15	15
The Netherlands	8	8
Norway	7	8
Sweden	6	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market gains on our non-designated commodity hedges totaling $14 million for the first nine months of 2014, and net mark-to-market losses of $8 million for the first nine months of 2013. As of September 26, 2014, our Corporate segment earnings included net mark-to-market gains on non-designated commodity hedges totaling $2 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Europe(A)	$1	$7	$63	$109
Corporate	—	—	—	—
Total	$1	$7	$63	$109
___________________________

(A)
All restructuring expenses recorded during the third quarter and first nine months of 2014 related to our Business Transformation Program. During the third quarter and first nine months of 2013, we recorded restructuring expense of $6 million and $87 million, respectively, related to our Business Transformation Program and $1 million and $22 million, respectively, related to our Norway Business Optimization which concluded at the end of 2013.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including activities related to our cold drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Approximately $20 million of this amount is expected to be non-cash. During the third quarter and first nine months of 2014, we recorded nonrecurring restructuring charges under this program totaling $1 million and $63 million, respectively. During the third quarter and first nine months of 2013, we recorded nonrecurring restructuring charges under this program totaling $6 million and $87 million, respectively. To date, we have recorded nonrecurring restructuring charges totaling $208 million under this program. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(B)	Other(C)	Total
Balance at January 1, 2012(A)	$—	$—	$—	$—
Provision	41	2	3	46
Cash payments	—	—	(2)	(2)
Noncash items	—	(2)	—	(2)
Balance at December 31, 2012(A)	41	—	1	42
Provision	67	5	27	99
Cash payments	(78)	—	(17)	(95)
Noncash items	—	(5)	1	(4)
Balance at December 31, 2013(A)	30	—	12	42
Provision	10	6	47	63
Cash payments	(26)	—	(54)	(80)
Noncash items	—	(6)	—	(6)
Balance at September 26, 2014(A)	$14	$—	$5	$19
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

(B)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

(C)
In 2012 and 2013, these charges primarily related to program management and consulting costs. During the first nine months of 2014, these charges primarily related to costs incurred regarding our cold-drink operations, including social and other transition costs associated with the transfer of certain employees and assets to a third party.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2013	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive income (loss) before reclassifications	82	(40)	(6)	21	57
Amounts reclassified from AOCI	—	—	21	21	42
Net change in other comprehensive income (loss)	82	(40)	15	42	99
Balance at December 31, 2013	41	(54)	(7)	(311)	(331)
Other comprehensive (loss) income before reclassifications	(255)	110	13	—	(132)
Amounts reclassified from AOCI	—	—	(25)	16	(9)
Net change in other comprehensive (loss) income	(255)	110	(12)	16	(141)
Balance at September 26, 2014	$(214)	$56	$(19)	$(295)	$(472)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
In December 2012, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. Share repurchases under this authorization were completed during the second quarter of 2014. In December 2013, our Board of Directors authorized additional share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. When we evaluate share repurchases, we consider market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns. For additional information about our share repurchase program, refer to Note 15 of the Notes to Consolidated Financial Statements in our Form 10-K.
The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Number of shares repurchased	4.2	7.9	17.3	24.6
Weighted average purchase price per share	$47.43	$37.89	$46.11	$36.53
Amount of share repurchases(A)	$200	$300	$800	$900
___________________________

(A)	Total cash paid in the first nine months of 2013 for these share repurchases totaled $888 million due to the timing of settlement.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	September 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$47	$—	$47	$—
Derivative liabilities(A)	$70	$—	$70	$—
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$19	$—	$19	$—
Derivative liabilities(A)	$92	$—	$92	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the third quarter and first nine months of 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
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
Financial Results
Our net income in the third quarter of 2014 was $238 million, or $0.96 per diluted share, compared to net income of $289 million, or $1.07 per diluted share, in the third quarter of 2013. The following items included in our reported results affect the comparability of our year-over-year financial performance (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Third Quarter 2014

•	Restructuring charges totaling $1 million ($1 million net of tax) related to our Business Transformation Program;

•
Net mark-to-market gains totaling $8 million ($6 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

•	Net tax items totaling $6 million ($0.02 per diluted share) principally related to the tax impact of both changes in underlying rates and cumulative nonrecurring items on the quarter.
Third Quarter 2013

•	Restructuring charges totaling $7 million ($4 million net of tax, or $0.01 per diluted share) related to our Business Transformation Program and Norway Business Optimization;

•	Net mark-to-market gains totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

COCA-COLA ENTERPRISES, INC.

•
A deferred tax benefit of $71 million ($0.26 per diluted share) due to the enactment of a United Kingdom tax rate change that reduced the corporate income tax rate by 3 percentage points of which 2 percentage points were effective April 1, 2014 and 1 percentage point will be effective April 1, 2015.

Financial Summary
Our financial performance during the third quarter of 2014 reflects the impact of the following significant factors:

•	Year-over-year volume decrease of 4.0 percent driven by sustained macroeconomic softness, a difficult retail environment, poor weather early in the quarter, and strong prior year volume comparisons;

•	Flat year-over-year bottle and can net price per case reflecting the impact of planned promotional activity and challenging operating conditions;

•	Year-over-year bottle and can cost of sales per case decline of 1.0 percent due to mix-shifts into lower cost packages and the impact of favorable cost trends in certain key commodities; and

•	Lower underlying operating expenses resulting from reduced volume, strong expense control, and the realized savings associated with our Business Transformation Program.
Our operating and financial performance during the third quarter of 2014 was impacted by challenging marketplace conditions, including persistent macroeconomic softness, a difficult retail environment, and poor weather early in the quarter, particularly in France. Third quarter volume declined 4.0 percent year-over-year driven by declines in both sparkling and still beverage brands. Our bottle and can net price per case was flat versus prior year reflecting planned promotional activities and mix-shifts to lower priced packages.
During the third quarter of 2014, volume declined 5.0 percent in our continental European territories and 2.5 percent in Great Britain. This volume performance was primarily driven by declines in Coca-Cola trademark and other sparkling beverage brands versus strong prior year volume comparisons. Despite these decreases, we continued to see overall growth in Coca-Cola Zero and energy drinks.
During the third quarter of 2014, we continued our brand and product initiatives with the Share a Coke promotion as well as the launch of two new products, Coca-Cola Life in Great Britain and Sweden, and smartwater in Great Britain. Furthermore, Finley, an adult sparkling non-alcoholic beverage introduced in France earlier this year and recently expanded into Belgium, continues to receive a positive consumer response. We remain committed to expanding our offerings through further portfolio innovation to create value for our customers and consumers.
Bottle and can cost of sales per case declined 1.0 percent during the third quarter of 2014, reflecting mix-shifts into lower cost packages, and benefits from favorable cost trends in some of our key commodities, principally sugar. Despite these recent favorable trends, the cost environment remains volatile. As such, we continue to seek opportunities to mitigate our exposure to commodity price volatility through the use of supplier agreements and hedging instruments.
Our underlying operating expenses declined during the third quarter of 2014 as a result of lower volume levels, strong operating expense controls, and the realization of cost savings associated with efforts under our Business Transformation Program as we approach its completion.
Our diluted earnings per share benefited from operating income growth and the impact of share repurchase activity, which increased diluted earnings per share in the third quarter of 2014 by approximately $0.07. During 2014, we repurchased approximately $800 million of our shares under our share repurchase program.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	63.8	63.7	64.8
Gross profit	37.8	36.2	36.3	35.2
Selling, delivery, and administrative expenses	21.6	21.8	23.3	23.9
Operating income	16.2	14.4	13.0	11.3
Interest expense, net	1.5	1.1	1.4	1.3
Other nonoperating income (expense)	—	—	—	—
Income before income taxes	14.7	13.3	11.6	10.0
Income tax expense (A)	3.6	—	2.9	1.4
Net income	11.1%	13.3%	8.7%	8.6%
___________________________

(A)	During the third quarter and first nine months of 2013, income tax expense reflects the enactment of the United Kingdom corporate income tax rate reduction.
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2014		2013		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$366	106.0%	$350	111.5%	$911	110.5%	$804	115.5%
Corporate	(21)	(6.0)	(36)	(11.5)	(87)	(10.5)	(107)	(15.5)
Consolidated	$345	100.0%	$314	100.0%	$824	100.0%	$697	100.0%
During the third quarter and first nine months of 2014, we generated operating income of $345 million and $824 million, respectively, compared to $314 million and $697 million in the same periods of 2013. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2014		First Nine Months 2014
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$(2)	(0.5)%	$13	2.0%
Impact of bottle and can cost-mix on gross profit	12	4.0	25	3.5
Impact of bottle and can volume on gross profit	(31)	(10.0)	(14)	(2.0)
Impact of bottle and can selling day shift on gross profit	—	—	(9)	(1.5)
Impact of post-mix, non-trade, and other on gross profit	3	1.0	—	—
Net mark-to-market gains related to non-designated commodity hedges	7	2.5	21	3.0
Net impact of restructuring charges	6	2.0	46	6.5
Other selling, delivery, and administrative expenses	13	4.0	3	0.5
Currency exchange rate changes	10	3.0	41	6.0
Other changes	13	4.0	1	—
Change in operating income	$31	10.0%	$127	18.0%

COCA-COLA ENTERPRISES, INC.

Net Sales
Net sales decreased 1.5 percent in the third quarter of 2014 to $2.1 billion, and increased 2.5 percent in the first nine months of 2014 to $6.3 billion. These changes include currency exchange rate increases of 2.0 percent and 4.0 percent when compared to the third quarter and first nine months of 2013, respectively.
Net sales per case increased 2.5 percent in the third quarter of 2014 when compared to the third quarter of 2013, and also increased 3.5 percent in the first nine months of 2014 when compared to the first nine months of 2013. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2014	First Nine Months 2014
Changes in net sales per case:
Bottle and can net price per case	—%	—%
Bottle and can currency exchange rate changes	2.0	4.0
Post-mix, non-trade, and other	0.5	(0.5)
Change in net sales per case	2.5%	3.5%
During the third quarter of 2014, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated by each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case was flat versus prior year as a result of planned promotional activities and negative mix-shifts to lower priced packages.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day in the first nine months of 2014 when compared to the first nine months of 2013 (selling days are the same in the third quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Third Quarter 2014	First Nine Months 2014
Change in volume	(4.0)%	(1.0)%
Impact of selling day shift(A)	—	0.5
Change in volume, adjusted for selling day shift	(4.0)%	(0.5)%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first nine months of 2014 when compared to the first nine months of 2013 (selling days are the same in the third quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2014 Percent of Total	2013 Percent of Total	Change	2014 Percent of Total	2013 Percent of Total
Coca-Cola trademark	(3.5)%	67.5%	67.0%	—%	68.5%	68.0%
Sparkling flavors and energy	(6.5)	18.0	18.5	(2.5)	17.5	18.0
Juices, isotonics, and other	(4.5)	11.0	11.0	(1.0)	10.5	10.5
Water	(2.5)	3.5	3.5	3.5	3.5	3.5
Total	(4.0)%	100.0%	100.0%	(0.5)%	100.0%	100.0%
During the third quarter of 2014, volume declined 4.0 percent when compared to the third quarter of 2013. This decline reflects the impact of persistent macroeconomic softness, a difficult retail environment, strong prior year volume comparisons, and poor weather early in the quarter, particularly in France. Our volume performance during the third quarter of 2014 included a 4.0 percent decrease in the sale of both our sparkling and still beverage brands. Volume in continental Europe decreased 5.0 percent during

COCA-COLA ENTERPRISES, INC.

the quarter, primarily driven by France. Great Britain experienced an overall volume decrease of 2.5 percent, driven by declines in both our sparkling and still beverage brands.
In the third quarter of 2014, our Coca-Cola trademark beverage brand sales decreased 3.5 percent when compared to strong volume performance in the prior year. This decline was primarily attributable to a 4.0 percent decrease in Coca-Cola Classic sales and 9.0 percent decrease in Diet Coke/Coca-Cola light, offset by Coca-Cola Zero growth of 2.0 percent. Our sparkling flavors and energy category volume decreased 6.5 percent during the third quarter of 2014, driven by declines in sparkling brands, including Sprite and Fanta, offset partially by increases in our energy portfolio. Juices, isotonics, and other volume declined 4.5 percent in the third quarter of 2014 driven by declines in our juice and sports drinks brands, offset partially by growth in Nestea. Sales volume of our water brands decreased 2.5 percent in the third quarter of 2014, reflecting declines in Chaudfontaine in continental Europe and Schweppes Abbey Well in Great Britain.
During the third quarter of 2014, we continued our brand and product initiatives with the Share a Coke promotion as well as the launch of two new products, Coca-Cola Life in Great Britain and Sweden, and smartwater in Great Britain. Furthermore, Finley, an adult sparkling non-alcoholic beverage introduced in France earlier this year and recently expanded into Belgium, continues to receive a positive consumer response. We remain committed to expanding our offerings through further portfolio innovation to create value for our customers and consumers.
Consumption
The following table summarizes our volume by consumption type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first nine months of 2014 when compared to the first nine months of 2013 (selling days are the same in the third quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2014 Percent of Total	2013 Percent of Total	Change	2014 Percent of Total	2013 Percent of Total
Multi-serve(A)	(4.5)%	63.0%	57.0%	(1.0)%	64.0%	58.0%
Single-serve(B)	(3.0)	37.0	43.0	—	36.0	42.0
Total	(4.0)%	100.0%	100.0%	(0.5)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first nine months of 2014 when compared to the first nine months of 2013 (selling days are the same in the third quarter of 2014 and 2013; rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2014 Percent of Total	2013 Percent of Total	Change	2014 Percent of Total	2013 Percent of Total
PET (plastic)	(3.5)%	43.5%	43.0%	(3.5)%	43.0%	44.0%
Cans	(5.0)	40.5	41.0	1.5	41.0	40.0
Glass and other	(2.0)	16.0	16.0	1.0	16.0	16.0
Total	(4.0)%	100.0%	100.0%	(0.5)%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.3 billion and $4.0 billion during the third quarter and first nine months of 2014, respectively, representing a decrease of 4.5 percent and an increase of 0.5 percent when compared to the third quarter and first nine months of 2013, respectively. These changes include a currency exchange rate increase of 1.5 percent and 3.5 percent when compared to the third quarter and first nine months of 2013, respectively.

COCA-COLA ENTERPRISES, INC.

Cost of sales per case decreased 0.5 percent and increased 2.0 percent in the third quarter and first nine months of 2014 when compared to the third quarter and first nine months of 2013, respectively. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2014	First Nine Months 2014
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(1.0)%	(0.5)%
Bottle and can currency exchange rate changes	1.5	3.5
Post mix, non-trade, and other	(1.0)	(1.0)
Change in cost of sales per case	(0.5)%	2.0%
Bottle and can cost of sales per case declined 1.0 percent during the third quarter of 2014, reflecting mix-shifts into lower cost packages and benefits from favorable cost trends in some of our key commodities, principally sugar. Despite these recent favorable trends, the cost environment remains volatile. As such, we continue to seek opportunities to mitigate our exposure to commodity price volatility through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
Selling, delivery, and administrative (SD&A) expenses decreased $10 million, or 2.0 percent, in the third quarter of 2014, and increased $3 million, in the first nine months of 2014. These changes include currency exchange rate increases of 2.0 percent and 3.5 percent when compared to the third quarter and first nine months of 2013, respectively.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2014		First Nine Months 2014
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(4)	(1.0)%	$25	1.5%
Selling and marketing expenses	(7)	(1.5)	(6)	(0.5)
Delivery and merchandising expenses	(2)	(0.5)	(4)	—
Warehousing expenses	(2)	(0.5)	(12)	(1.0)
Depreciation and amortization expenses	(1)	—	(5)	(0.5)
Net mark-to-market gains related to non-designated commodity hedges	1	—	1	—
Net impact of restructuring charges	(6)	(1.0)	(42)	(3.0)
Currency exchange rate changes	8	2.0	47	3.5
Other	3	0.5	(1)	—
Change in SD&A expenses	$(10)	(2.0)%	$3	—%
SD&A expenses as a percentage of net sales was 21.6 percent and 21.8 percent in the third quarter of 2014 and 2013, respectively, and 23.3 percent and 23.9 percent in the first nine months of 2014 and 2013, respectively. Our underlying operating expenses declined during the third quarter of 2014 as a result of lower volume levels, strong expense control, and the realization of cost savings associated with efforts under our Business Transformation Program as we approach its completion.
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Through this program we intend to: (1) streamline and reduce the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructure our sales and marketing organization to better align central and field sales, and to deploy standardized channel-focused organizations within each of our territories; and (3) improve the efficiency and effectiveness of certain aspects of our operations, including activities related to our cold drink equipment.
We expect to be substantially complete with this program by the end of 2014 and anticipate nonrecurring restructuring charges of approximately $240 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs.

COCA-COLA ENTERPRISES, INC.

Approximately $20 million of this amount is expected to be non-cash. During the third quarter and first nine months of 2014, we recorded nonrecurring restructuring charges under this program totaling $1 million and $63 million, respectively. During the third quarter and first nine months of 2013, we recorded nonrecurring restructuring charges under this program totaling $6 million and $87 million, respectively. To date, we have recorded nonrecurring restructuring charges totaling $208 million under this program. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
Interest Expense, Net
Interest expense, net increased $5 million in the third quarter of 2014 to $31 million. This is primarily due to the issuance of €350 million notes in November 2013 and €250 million notes in May 2014. The following table summarizes the primary items that impacted our interest expense, net for the periods presented (in millions, except percentages):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Average outstanding debt balance	$4,566	$3,820	$4,284	$3,618
Weighted average cost of debt	2.7%	2.7%	2.8%	2.7%
Fixed-rate debt (% of portfolio)	94%	83%	94%	83%
Floating-rate debt (% of portfolio)	6%	17%	6%	17%

Other Nonoperating Income (Expense)
Other nonoperating income totaled $1 million in the third quarter of 2013. Other nonoperating expense totaled $3 million for the first nine months of 2013. Our other nonoperating income (expense) principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 25 percent and 14 percent for the first nine months of 2014 and 2013, respectively. This change in our effective tax rate reflects the impact of the United Kingdom corporate income tax rate reduction enacted in the third quarter of 2013. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional details of the United Kingdom corporate income tax rate change and a reconciliation of our income tax provision to the U.S. statutory rate for the first nine months of 2014 and 2013.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At September 26, 2014, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At September 26, 2014, we had $729 million in debt maturities in the next 12 months, including $242 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
In December 2012, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. Share repurchases under this authorization were completed during the second quarter of 2014. In December 2013, our Board of Directors authorized additional share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share

COCA-COLA ENTERPRISES, INC.

repurchases under the previous authorization were completed. During the third quarter and first nine months of 2014, we repurchased $200 million and $800 million in outstanding shares, respectively. When we evaluate share repurchases, we consider market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns. For additional information about our share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
During the third quarter of 2014, we repatriated to the U.S. $450 million of our 2014 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2014 foreign earnings that were not repatriated in 2014, will remain permanently reinvested and if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. During 2015, we expect to repatriate a portion of our 2015 foreign earnings to satisfy our 2015 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2015 foreign earnings and our actual 2015 U.S.-based cash flow needs. For additional information about our repatriation of foreign earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
At September 26, 2014, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the cash will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $185 million and $161 million during the first nine months of 2014 and 2013, respectively. In February 2014, our Board of Directors approved a $0.05 per share increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014.
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
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of September 26, 2014. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first nine months of 2014, our primary sources of cash included: (1) $591 million from operating activities, net of cash payments related to restructuring programs of $80 million and contributions to our defined benefit pension plans of $40 million; (2) proceeds of $347 million on issuances of debt; and (3) net issuances of commercial paper of $242 million. Our primary uses of cash included: (1) cash payments totaling $800 million for shares repurchased under our share repurchase program; (2) capital asset investments of $239 million; (3) dividend payments on common stock of $185 million; and (4) payments on debt of $111 million, primarily resulting from the maturing of $100 million notes.
During the first nine months of 2013, our primary sources of cash included: (1) $597 million from operating activities, net of cash payments related to restructuring programs of $67 million and contributions to our defined benefit pension plans of $46 million; (2) proceeds of $459 million on issuances of debt; and (3) net issuances of commercial paper of $182 million. Our primary uses of cash included: (1) cash payments totaling $888 million for shares repurchased under our share repurchase program; (2) payments on debt of $220 million, primarily resulting from the maturing of our Swiss franc 200 million notes; (3) capital asset investments of $220 million; and (4) dividend payments on common stock of $161 million.
Operating Activities
Our net cash derived from operating activities totaled $591 million and $597 million in the first nine months of 2014 and 2013, respectively. This decrease was driven by the timing of customer cash payments, offset partially by our improved year-over-year operating income performance.

COCA-COLA ENTERPRISES, INC.

Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. During 2014, we expect our capital expenditures to be approximately $325 million and to be invested in a similar proportion of asset categories as those listed in the table below.
The following table summarizes our capital asset investments for the periods presented (in millions):

	First Nine Months
	2014	2013
Supply chain infrastructure improvements	$125	$126
Cold drink equipment	81	57
Information technology	26	26
Fleet and other	7	11
Total capital asset investments	$239	$220
Our investing activities during the first nine months of 2014 included $27 million in capital asset disposals, driven, in part, by our Business Transformation Program.
Additionally, investing activities during the first nine months of 2014 includes the receipt of $21 million from the settlement of net investment hedges.
Financing Activities
Our net cash used in financing activities totaled $508 million during the first nine months of 2014 compared to $620 million during the first nine months of 2013. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Nine Months
Issuances of debt	Maturity Date	Rate	2014	2013
€250 million notes	May 2026	2.8%	$347	$—
€350 million notes	May 2025	2.4%	—	459
Total issuances of debt, excluding commercial paper			347	459
Net issuances of commercial paper			242	182
Total issuances of debt			$589	$641

			First Nine Months
Payments on debt	Maturity Date	Rate(A)	2014	2013
$100 million notes	February 2014	—	$(100)	$—
CHF 200 million notes	March 2013	3.8%	—	(211)
Other payments, net	—	—	(11)	(9)
Total payments on debt			$(111)	$(220)
___________________________

(A)	The $100 million notes carried a variable interest rate at three-month USD Libor plus 30 basis points. At maturity the effective rate on these notes was 0.5 percent.
Our financing activities included cash payments of $800 million and $888 million during the first nine months of 2014 and 2013, respectively, for share repurchases, as well as dividend payments on common stock of $185 million and $161 million during the first nine months of 2014 and 2013, respectively.
Financial Position
Assets
Trade accounts receivable increased $285 million, or 19.0 percent, to $1.8 billion at September 26, 2014 from $1.5 billion at December 31, 2013. This increase was primarily attributable to the seasonality of our business and the timing of our fiscal month-end relative to the calendar month-end, offset partially by a decrease in currency exchange rates.

COCA-COLA ENTERPRISES, INC.

Inventories decreased $42 million, or 9.5 percent, to $410 million at September 26, 2014 from $452 million at December 31, 2013. This decrease was driven by a decrease in currency exchange rates and the impact of timing of certain raw material purchases, partially offset by an increase in finished product inventory resulting from lower volume.
Other current assets increased $136 million, or 80.5 percent, to $305 million at September 26, 2014 from $169 million at December 31, 2013. This change was primarily driven by an increase in current deferred income tax assets and an increase in certain derivative assets.
Other noncurrent assets decreased $124 million, or 26.0 percent, to $352 million at September 26, 2014 from $476 million at December 31, 2013. This change was primarily driven by a decline in noncurrent deferred income tax assets and currency exchange rate changes, partially offset by increases in our noncurrent assets related to our defined benefit pension plans.
Liabilities and Equity
Accounts payable and accrued expenses increased $55 million, or 3.0 percent, to $2.0 billion at September 26, 2014 from $1.9 billion at December 31, 2013. The increase in accounts payable and accrued expenses was primarily related to the seasonality of our business and an increase in accruals related to our customer marketing agreements in Great Britain, primarily resulting from changes in program levels and timing of payments. These increases were partially offset by a decrease in accrued compensation due to the timing of certain severance payments under our Business Transformation Program, the payment of certain incentive compensation amounts, as well as currency exchange rate decreases. For additional information about our accounts payable and accrued expenses, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Current portion of debt increased $618 million to $729 million at September 26, 2014 from $111 million at December 31, 2013. This increase was primarily driven by our $475 million, 2.1 percent notes due September 2015, which became current during the third quarter of 2014 and net issuances of commercial paper of $242 million. These increases were partially offset by the repayment of our $100 million floating rate notes at maturity in February 2014.
Debt, less current portion decreased $307 million to $3.4 billion at September 26, 2014 from $3.7 billion at December 31, 2013. This decrease was primarily driven by our $475 million, 2.1 percent notes due September 2015 which became current during the third quarter of 2014, as well as currency exchange rate changes. These decreases were partially offset by the issuance in May 2014 of €250 million, 2.8 percent notes due 2026. For additional information about our debt, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Common stock in treasury, at cost increased $814 million, or 28.5 percent, to $3.7 billion at September 26, 2014 from $2.9 billion at December 31, 2013. This increase was primarily driven by our repurchase of $800 million in outstanding shares during the first nine months of 2014 under our share repurchase program.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $40 million and $46 million during the first nine months of 2014 and 2013, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2014, as well as our actual contributions for the year ended December 31, 2013 (in millions):

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

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At September 26, 2014, approximately 94 percent of our debt portfolio was comprised of fixed-rate debt, and 6 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of September 26, 2014 would change the fair value of our fixed-rate debt outstanding as of September 26, 2014 by approximately $610 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of September 26, 2014 would change interest expense on an annual basis by less than $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the third quarter of 2014 by approximately $40 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of September 26, 2014, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2013.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the third quarter of 2014 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
June 28, 2014 through July 25, 2014	2.1	$48.28	2.1	$794.0
July 26, 2014 through August 22, 2014	2.1	46.61	2.1	694.0
August 23, 2014 through September 26, 2014	—	—	—	694.0
Total	4.2	$47.43	4.2	$694.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2012, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.5 billion, as part of a publicly announced program. Share repurchases under this authorization were completed during the second quarter of 2014. In December 2013, our Board of Directors authorized additional share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We can repurchase shares in the open market and in privately negotiated transactions as part of our share repurchase program. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

COCA-COLA ENTERPRISES, INC.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 21, 2014, the Company’s Board of Directors approved an amendment to the employment agreement of our Chief Executive Officer, John F. Brock, to extend the term of his agreement through December 29, 2016, one year past the current agreement’s specified term. The Human Resources and Compensation Committee also approved amending Mr. Brock’s agreement to reflect the continuation of his current level of annual compensation throughout the term of the agreement. The amendment to Mr. Brock’s agreement, which is effective October 21, 2014, is set forth as Exhibit 10.1 to this Quarterly Report (Mr. Brock’s current employment agreement was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed October 24, 2013).

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits
(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

10.1	Amendment to the Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc. (Effective October 21, 2014).*	Filed herewith.

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

COCA-COLA ENTERPRISES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	October 23, 2014	/s/ Manik H. Jhangiani
Manik H. Jhangiani
Senior Vice President and Chief Financial Officer

Date:	October 23, 2014	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller and Chief Accounting Officer