Form 10-K
period 2014-12-31
COCA-COLA ENTERPRISES, INC.
filed 2015-02-12
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________
FORM 10-K
[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]   No  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [ ]   No  [X]
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  [X]   No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [ ]  No  [X]
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 27, 2014 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are "affiliates") was $11,679,940,390 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange).
The number of shares outstanding of the registrant’s common stock as of January 30, 2015 was 235,855,465.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 28, 2015 are incorporated by reference in Part III.

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

Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date of the filing of this report, and, except as required by law, might not be updated to reflect changes as they occur after the forward-looking statements are made. We urge you to review our periodic filings with the Securities and Exchange Commission (SEC) for any updates to our forward-looking statements.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list of risk factors may not be exhaustive (refer to Item 1A. Risk Factors in this report). We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

Introduction

Coca-Cola Enterprises, Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•	Serves a market of approximately 170 million consumers throughout Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden.

•	Employs approximately 11,650 people.

•	Generated $8.3 billion in net sales and sold approximately 12 billion bottles and cans (or 600 million physical cases) during 2014.

On October 2, 2010, pursuant to the merger agreement (the Agreement) dated February 25, 2010, Coca-Cola Enterprises Inc. (Legacy CCE) completed a merger (the Merger) with TCCC and separated its European operations, and a related portion of its corporate segment into a new legal entity, which was renamed Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) at the time of the Merger. Concurrently with the Merger, two indirect, wholly owned subsidiaries of CCE acquired TCCC’s bottling operations in Norway and Sweden.

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

We have bottling rights within our territories for various beverage brands, including products with the name “Coca-Cola.” For substantially all products, the bottling rights include stated expiration dates. For all bottling rights granted by TCCC with stated expiration dates, we believe our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals of these licenses ensure that they will continue to be renewed. For additional information about the terms of these licenses, refer to the section of this report titled “Product Licensing and Bottling Agreements.”

Relationship with TCCC

We conduct our business primarily under agreements with TCCC. These agreements generally give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish its sales prices, terms of payment, and other terms and conditions for our purchases of concentrates and syrups from TCCC. However, concentrate prices are subject to the terms of an incidence-based concentrate pricing agreement between us and TCCC which extends through December 31, 2015.

Other significant transactions and agreements with TCCC include arrangements for cooperative marketing; advertising expenditures; purchases of sweeteners, juices, mineral waters, and finished products; strategic marketing initiatives; cold-drink equipment placement; and, from time to time, acquisitions of bottling territories.

Territories

Our bottling territories consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden (our Bottlers). The aggregate population of these territories was approximately 170 million at December 31, 2014. We generated $8.3 billion in net sales and sold approximately 12 billion bottles and cans (or 600 million physical cases) during 2014.

Product Licensing and Bottling Agreements

As used throughout this report, the term “sparkling” beverage means nonalcoholic ready-to-drink beverages with carbonation, including energy drinks, waters, and flavored waters with carbonation. The term “still” beverage means nonalcoholic beverages without carbonation, including waters and flavored waters without carbonation, juice and juice drinks, teas, coffees, and sports drinks. The term “Coca-Cola trademark” refers to sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name. The term “allied beverages” refers to sparkling beverages of TCCC or its subsidiaries other than Coca-Cola trademark beverages or energy drinks. The term “pre-mix” refers to ready-to-serve beverages which are sold in tanks or kegs, and the term “post-mix” refers to fountain syrup.

Product Licensing and Bottling Agreements with TCCC

Our Bottlers operate in their respective territories under licensing, bottling, and distribution agreements with TCCC and The Coca-Cola Export Corporation, a Delaware subsidiary of TCCC (the product licensing and bottling agreements). We believe that the structure of these product licensing and bottling agreements are substantially similar to agreements between TCCC and other European bottlers of Coca-Cola trademark beverages and allied beverages.

Exclusivity. Subject to the Supplemental Agreement (described below) and with certain minor exceptions, our Bottlers have the exclusive rights granted by TCCC in their territories to sell the beverages covered by their respective product licensing and bottling agreements in containers authorized for use by TCCC (including pre- and post-mix containers). The covered beverages include Coca-Cola trademark beverages, allied beverages, still beverages, and certain other beverages specific to the European market. TCCC has retained the right, under certain limited circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any manner or form within our territories.

Our Bottlers are prohibited from selling covered beverages outside their territories, or to anyone intending to resell the beverages outside their territories, without the consent of TCCC, except for sales arising out of an unsolicited order from a customer in another member state of the European Economic Area (EEA) or for export to another such member state. The product licensing and bottling agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of our territories and, in such instances, our Bottlers agree to collaborate with TCCC to provide sales and distribution to such customers.

Pricing. The product licensing and bottling agreements provide that sales by TCCC of concentrate, syrups, juices, mineral waters, finished goods, and other goods to our Bottlers are at prices that are set from time to time by TCCC at its sole discretion. We and TCCC have entered into an incidence-based concentrate pricing agreement through December 31, 2015, under which concentrate prices increase in a manner that generally tracks our annual net sales per case growth.

Term and Termination. The product licensing and bottling agreements have 10-year terms, extending through October 2, 2020, with each containing the right for us to request a 10-year renewal. While the agreements contain no automatic right of renewal beyond October 2, 2020, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed. Neither CCE nor Legacy CCE have ever had a franchise license agreement with TCCC terminated due to nonperformance of the agreement terms or due to a decision by TCCC to not renew an agreement at the expiration of a term.

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

Schweppes. In Great Britain, we distribute Schweppes, Dr Pepper, Oasis, and Schweppes Abbey Well (collectively the Schweppes Products) pursuant to agreements with an affiliate of TCCC (the Schweppes Agreements). These agreements cover the marketing, sale, and distribution of Schweppes Products in Great Britain. The Schweppes Agreements run through December 31, 2020, and will be automatically renewed for one 10-year term unless terminated by either party.

In November 2008, the Abbey Well water brand was acquired by an affiliate of TCCC. Our use of the Schweppes name with the brand is pursuant to, and under the terms of, the Schweppes Agreements. Abbey Well is a registered trademark of Waters & Robson Ltd., and we have been granted the right to use the Abbey Well name until February 10, 2022, but only in connection with the sale of Schweppes Abbey Well products.

We commenced distribution of Schweppes and Dr Pepper products in the Netherlands in early 2010, pursuant to agreements with Schweppes International Limited. The agreements to distribute products such as Schweppes and Dr Pepper were renegotiated and effective January 1, 2014 for five-year periods each, replacing the previous agreements. The terms of these agreements include certain annual volume targets for Schweppes and Dr Pepper in the Netherlands, but do not include any monetary remedies if these targets are not met.

WILD. We distribute Capri-Sun beverages in France, Belgium, the Netherlands, and Luxembourg through a distribution agreement with a related entity of WILD GmbH & Co. KG (WILD). We also produce and distribute Capri-Sun beverages in Great Britain through a manufacturing and license agreement. As the initial duration of some of our prior agreements expired on December 31, 2013, we signed a new pan-European distribution agreement for France, Belgium, the Netherlands, and Luxembourg and a new license and manufacturing agreement in Great Britain, effective January 1, 2014. The new terms extended the agreements for an initial period of five years expiring on December 31, 2018, and will be renewable for an additional five-year period, subject to achieving certain performance criteria. Although these contracts do not impose monetary penalties in the event that the defined volume targets are not met, meeting the volume targets is part of the performance criteria evaluated in determining whether we would be able to renew these agreements for the additional five-year period.

We also reached agreement with a related entity of WILD to extend the pan-European master distribution agreement to Sweden to take effect from June 1, 2015 (or at an earlier date on or after May 1, 2015, to be agreed between WILD, CCE, and the outgoing distributor in Sweden), for an initial period of three years. The agreement in Sweden will be renewable for an additional five-year period, subject to performance criteria and conditions similar to those in our other European territories.

Monster. We distribute Monster beverages in all of our territories (with the exception of Norway) under distribution agreements between us and Monster Beverage Corporation. These agreements, for all territories except for Belgium, have 20-year terms, comprised of four five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. In Belgium, the agreement has a 10-year term, comprised of two five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. In Great Britain, we also produce selected Monster beverages through a manufacturing agreement with Monster Energy Limited. We renewed this agreement for a new term that will expire on October 2, 2018, with the possibility of renewal for two successive periods of five years each.

Other Agreements. We currently distribute Ocean Spray products in France, subject to an agreement with Ocean Spray International, Inc. The agreement with Ocean Spray International was automatically renewed through February 28, 2020 as of March 1, 2014.

In April 2011, we entered into an agreement with SAB Miller International BV to manufacture, distribute, market, and sell Appletiser products in Great Britain. This agreement has an initial term of 10 years and will continue thereafter until either party terminates the agreement upon providing a 12-month notice.

We also distribute Fernandes products in the Netherlands. On January 1, 2006, we entered into a 10-year distribution agreement with the Fernandes family and its Netherlands representative, Holfer BV. Although distribution of Fernandes products is currently limited to the Netherlands, we have the right to distribute Fernandes products in the remainder of Europe and Africa. The distribution agreement may be renewed by mutual agreement of the parties beginning six months before the end of its term.

Products, Packaging, and Distribution

We derive our net sales from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio consists of some of the most recognized brands in the world, including one of the world’s most valuable beverage brands, Coca-Cola. We manufacture approximately 94 percent of the finished product we sell from concentrates and syrups that we buy. The remainder of the products we sell are purchased in finished form. Although in some of our territories we deliver our product directly to retailers, our product is principally distributed to our customers’ central warehouses and through wholesalers who deliver to retailers.

Our top five brands by volume are:

•	Coca-Cola

•	Diet Coke/Coca-Cola light

•	Coca-Cola Zero

•	Fanta

•	Capri-Sun

During 2014, 2013, and 2012, sales of certain major brand categories represented more than 10 percent of our total net sales. The following table summarizes the percentage of total net sales contributed by these major brand categories for the periods presented (rounded to the nearest 0.5 percent):

	2014	2013	2012
Coca-Cola trademark	64.0%	64.0%	65.0%
Sparkling flavors and energy	17.0	17.0	17.0

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

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher unit sales of products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays, selling days, and weather patterns, particularly cold or wet weather during the summer months, can impact our results on an annual or quarterly basis.

Large Customers

No single customer accounted for 10 percent or more of our total net sales in 2014, 2013, or 2012.

Advertising and Marketing

We rely extensively on advertising and sales promotions in marketing our products. TCCC and other licensors that supply concentrates, syrups, and finished products to us advertise in all major media to promote sales in the local areas we serve. We also benefit from regional, local, and global advertising programs conducted by TCCC and other licensors. Certain of the advertising expenditures by TCCC and other licensors are made pursuant to annual arrangements.

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are determined annually and are periodically reassessed as the programs progress. Marketing support funding programs entered into with TCCC provide financial support, principally based on our product sales or upon the completion of stated requirements, to offset a portion of our costs of the joint marketing programs. Except in certain limited circumstances, TCCC has no specified contractual obligation to participate in expenditures for advertising, marketing, and other support in our territories. The terms of similar programs TCCC may have with other licensees and the amounts paid by TCCC pursuant thereto could differ from our arrangements.

Global Marketing Fund

We and TCCC have established a Global Marketing Fund under which TCCC pays us $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods thereafter, unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, if such failure were to be within our reasonable control. During each of the years 2014, 2013, and 2012, we received $45 million under the Global Marketing Fund with TCCC.

Competition

The market for nonalcoholic beverages is highly competitive. We face competitors that differ within individual categories in our territories. Moreover, competition exists not only within the nonalcoholic beverage market, but also between the nonalcoholic and alcoholic markets.

The most important competitive factors impacting our business include advertising and marketing, brand image, product offerings that meet consumer preferences and trends, new product and package innovations, pricing, and cost inputs. Other competitive factors include supply chain (procurement, manufacturing, and distribution) and sales methods, merchandising productivity, customer service, trade and community relationships, and the management of sales and promotional activities. Management of cold-drink equipment, including coolers and vending machines, is also a competitive factor. We believe our most favorable competitive factor is the consumer and customer goodwill associated with our brand portfolio.

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

Raw Materials and Other Supplies

We purchase concentrates and syrups from TCCC and other licensors to manufacture products. In addition, we purchase sweeteners, juices, mineral waters, finished product, carbon dioxide, fuel, PET (plastic) preforms, glass, aluminum and plastic bottles, aluminum and steel cans, pouches, closures, post-mix, and packaging materials. We generally purchase our raw materials, other than concentrates, syrups, and mineral waters, from multiple suppliers. The product licensing and bottling agreements with TCCC and agreements with some of our other licensors provide that all authorized containers, closures, cases, cartons and other packages, and labels for their products must be purchased from manufacturers approved by the respective licensor.

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

We do not use any materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies are, at times, adversely affected by strikes, weather conditions, speculation, abnormally high demand, governmental controls, new taxes, national emergencies, natural disasters, price or supply fluctuations of their raw material components, and currency fluctuations.

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

In the Netherlands, we include approximately 25 percent recycled content in our recyclable plastic bottles, in accordance with an agreement we have with the government. In compliance with national regulation within the sparkling beverage industry, we charge our customers in the Netherlands a deposit on all containers greater than a 1/2 liter, which is refunded to them if and when the containers are returned. Container deposit schemes also exist in Norway (which is part of the EEA but is not an EU member state) and Sweden, under which a deposit fee is included in the consumer price, which is refunded to them if and when the container is returned. The Norwegian government further imposes two types of packaging taxes: (1) a base tax and (2) an environmental tax calculated against the amount returned. The Norwegian base tax applies only to one-way packages such as cans and nonreturnable PET (plastic) that may not be used again in their original form.

In France, federal law currently requires the elimination of Bisphenol A (BPA) in all food and drink packaging as of January 1, 2015. BPA is a chemical used widely across the world in packaging, including a small amount sometimes found in the coating of metal food and beverage cans. In January 2015, the European Food Safety Authority (EFSA) published its final risk assessment of BPA confirming that current levels of exposure are not a health concern. This finding is consistent with the other scientific and regulatory assessments from around the world, including the U.S. Food and Drug Administration. We were in full compliance with the law as of its effective date.

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

Proposals could be adopted to increase existing excise tax rates, or to impose new special taxes, on certain beverages that we sell. We are unable to forecast whether such new legislation will be adopted and, if enacted, what the impact would be on our financial results.

Beverages in Schools

Throughout our territories, different policies exist related to the presence of our products in schools, from a total ban of vending machines in schools in France, to a limited choice in Great Britain, and self-regulation guidelines in our other territories, including our commitment to selling primarily low-calorie options in this channel. Despite our established internal guidelines, we continue to face pressure from regulatory intervention to further restrict the availability of sugared and sweetened beverages in schools. During 2014, sales in schools represented less than 1 percent of our total sales volume.

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

We are subject to, and operate in accordance with, the provisions of the EU Directive on Waste Electrical and Electronic Equipment (WEEE). Under the WEEE Directive, companies that put electrical and electronic equipment (such as our cold-drink equipment) on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

Trade Regulation

As the exclusive manufacturer and distributor of bottled and canned beverage products of TCCC and other manufacturers within specified geographic territories, we are subject to antitrust laws of general applicability.

EU rules adopted by the European countries in which we do business preclude restriction of the free movement of goods among the member states. As a result, the product licensing and bottling agreements grant us exclusive bottling territories, subject to the exception that other EEA bottlers of Coca-Cola trademark beverages and allied beverages can, in response to unsolicited orders, sell such products in our European territories (as we can in their territories). For additional information about our bottling agreements, refer to the section of this report titled “Product Licensing and Bottling Agreements.”

Employees

At December 31, 2014, we had approximately 11,650 employees, of which approximately 150 were located in the U.S.

A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2016. We believe we will be able to renegotiate these wage rates with satisfactory terms.

Financial Information on Industry Segments and Geographic Areas

For financial information about our industry segment and operations in geographic areas, refer to Note 13 of the Notes to Consolidated Financial Statements in this report.

For More Information About Us

As a public company, we regularly file reports and proxy statements with the SEC. These reports are required by the U.S. Securities Exchange Act of 1934 and include:

•	Annual reports on Form 10-K (such as this report);

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	Proxy statements on Schedule 14A.
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

We make our SEC filings (including any amendments) available on our own internet site as soon as reasonably practicable after we file them with or furnished them to the SEC. Our internet address is http://www.cokecce.com. All of these filings are available on our website free of charge.

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

Under the express terms of our product licensing agreements with TCCC:

•
We purchase our entire requirement of concentrates and syrups for Coca-Cola trademark beverages and allied beverages from TCCC at prices, terms of payment, and other terms and conditions determined from time to time by TCCC at its sole discretion. The terms of our contracts with TCCC contain no express limits on the prices TCCC may charge us for concentrate; however, we have entered into an incidence-based concentrate pricing agreement with TCCC through December 31, 2015, pursuant to which concentrate prices increase in a manner that generally tracks our annual net sales per case growth.

•
Our product licensing and bottling agreements with TCCC state they are for fixed terms, and most of them are renewable only at the discretion of TCCC at the conclusion of their current terms. A decision by TCCC not to renew a current fixed-term product licensing and bottling agreement at the end of its term could substantially and adversely affect our financial results.

•
We receive from TCCC, at their discretion, much of our marketing and promotional support. Programs currently in effect or under discussion contain requirements or are subject to conditions established by TCCC, which we may not satisfy. The terms of most of the marketing programs contain no express obligation for TCCC to participate in future programs or continue past levels of payments into the future.

•
We are obligated to maintain sound financial capacity to perform our duties as is required and determined by TCCC at its sole discretion. These duties include, but are not limited to, making certain investments in marketing activities to stimulate the demand for products in our territories and making infrastructure improvements to ensure our facilities and distribution network are capable of handling the demand for these beverages.

•	We must obtain approval from TCCC to acquire any bottler of Coca-Cola or to dispose of one or more of our Coca-Cola bottling territories.
Products licensed to us through TCCC and its affiliates represent greater than 90 percent of our sales volume, and disagreements with TCCC concerning other business issues may lead TCCC to act adversely to our interests with respect to the relationships described above which could negatively affect our financial results. Additionally, our current incidence pricing agreement, which includes our Global Marketing Fund, expires on December 31, 2015. Our inability to successfully renegotiate this agreement could lead to a significant increase in our costs and materially impact our financial results.

Legislative or regulatory changes that affect our products, distribution, or packaging, including changes in tax laws, could reduce demand for our products or increase our costs.

Our business model depends on the availability of our various products and packages in multiple channels and locations to satisfy the preferences of our customers and consumers. Laws that restrict our ability to distribute products in certain channels and locations, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact our financial results. In addition, taxes or other charges imposed on the sale of certain of our products could increase costs or cause consumers to purchase fewer of our products. Many countries in Europe, including territories in which we operate, are evaluating the implementation of, or increase in, such taxes.

For example, in France, federal law currently requires, and we are in compliance with, the elimination of BPA in all food and drink packaging as of January 1, 2015. BPA is a chemical used widely across the world in packaging, including a small amount sometimes found in the coating of metal food and beverage cans, and has been confirmed as safe at current levels by the EFSA. Ensuring compliance with this and other such laws can increase packaging costs and impact our financial results.

Concerns about health and wellness, including obesity, could further reduce the demand for some of our products.

Consumers and public health and government officials are highly concerned about the public health consequences of obesity, particularly among young people. In addition, some researchers, health advocates, and dietary guidelines are suggesting that consumption of sugar-sweetened beverages is a primary cause of increased obesity rates and are encouraging consumers to reduce or eliminate consumption of such products. Increasing public concern about obesity and additional governmental regulations concerning the marketing, labeling, packaging, or sale of sugar-sweetened beverages may reduce demand for or increase the cost of our sugar-sweetened beverages.

Health and wellness trends have also resulted in an increased demand for more low-calorie or no-calorie sparkling beverages, water, enhanced water, isotonics, energy drinks, teas, and beverages with natural sweeteners. Limitations on our ability to provide any of these types of products or otherwise satisfy changing consumer preferences relating to nonalcoholic beverages could adversely affect our financial results.

If we, TCCC, or other licensors and bottlers of products we distribute are unable to maintain positive brand or corporate images, or are subject to product liability claims or product recalls, our financial results and brand image may be negatively affected.

Our success depends on our products having a positive brand image with customers and consumers. Product quality issues (real or perceived) or allegations of product contamination (even if false or unfounded) could tarnish the image of the affected brands and cause customers and consumers to choose other products. We could be required to recall products if they become or are perceived to have become contaminated or are damaged or mislabeled, and also may be liable if the consumption of our products causes injury or illness. A significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our brand image and financial results.

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

Furthermore, through the increased use of social media, individuals and non-governmental organizations (NGOs) have the ability to disseminate their opinions regarding the safety or healthiness of our products to an increasing wider audience at a faster pace. Our failure to effectively respond to any negative opinions in a timely manner can harm the perception of our brands and damage our reputation, regardless of the validity of the statements.

Our sales can be adversely impacted by the instability of the general economy.

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

Additionally, there are ongoing concerns regarding the debt burden of certain European countries and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general stability of the economies in certain territories in which we operate. In more severe cases, this could result in a limitation on the availability of capital, which would restrict our liquidity and negatively impact our financial results.

Changes in the marketplace, including changes in our relationships with large customers, may adversely impact our financial results.

We operate in the highly competitive nonalcoholic beverage industry and face strong competition from other general and specialty beverage companies. Our ability to grow or maintain our market share or gross margins may be limited by the actions of our competitors, who may have lower costs and, thus, advantages in setting their prices. Further, a significant amount of our volume is sold through large retail chains, including supermarkets and wholesalers. These chains are becoming more consolidated and, at times, may seek to use their purchasing power to improve their profitability through lower prices, increased emphasis on generic and other private-label brands, and increased promotional programs. Our response to continued competitor and customer consolidations and marketplace competition may result in lower than expected net pricing of our products. Additionally, hard- discount retailers continue to challenge traditional retail outlets, which can increase the pressure on our customer relationships. These factors, as well as others, could have a negative impact on the availability of our products, as well as our profitability.

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

Our sales are significantly influenced by weather conditions in the markets in which we operate. In particular, due to the seasonality of our business, cold or wet weather during the summer months may have a negative impact on the demand for our products and contribute to lower sales, which could have an adverse effect on our financial results.

Changes in currency exchange rates could significantly impact our financial results and ultimately hinder our competitiveness in the marketplace.

We are exposed to significant currency exchange rate risk, including uncertainties related to the monetary policies of the European Central Bank, since all of our revenues and substantially all of our expenses are derived from operations conducted outside the U.S. in the local currency of the countries in which we do business. For purposes of financial reporting, the local currency results are translated into U.S. dollars based on currency exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, our reported net sales and operating income is reduced because the local currency will translate into fewer U.S. dollars. During periods of local economic crises or general economic softness, foreign currencies may weaken significantly against the U.S. dollar, thereby reducing our margins as reported in U.S. dollars. Actions to recover margins may result in lower volume and a weaker competitive position.

Additionally, there are concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a number of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the full or partial dissolution of the euro. Should this occur, the assets we hold in a country that reintroduces its local currency could be significantly devalued. Furthermore, the full or partial dissolution of the euro could cause significant volatility and disruption to the global economy, which could impact our financial results, including our ability to access capital at acceptable financing costs, if at all; the availability of supplies and materials; and the demand for our products. Finally, if it were necessary for us to conduct our business in additional currencies, we would be subjected to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

Increases in costs, a limitation, or lower than expected quality, of our supplies of raw materials could hurt our financial results.

If there are increases in the costs of raw materials, ingredients, or packaging materials, such as aluminum, steel, sugar, PET (plastic), fuel, or other items, and we are unable to pass the increased costs on to our customers in the form of higher prices, our financial results could be adversely affected. Additionally, we use supplier-pricing agreements and, at times, derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock us into prices that are ultimately greater than the actual market price at the time of delivery.

Certain of our suppliers could restrict our ability to hedge prices through supplier agreements. As a result, we could enter into non-designated commodity hedges, which could expose us to additional earnings volatility with respect to the purchase of these commodities.

If suppliers of raw materials, ingredients, packaging materials, or other cost items are affected by strikes, weather conditions, speculation, abnormally high demand, governmental controls, new taxes, national emergencies, natural disasters, insolvency, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, net sales, and ability to manufacture and distribute product could be adversely affected.

Additionally, lower than expected quality of delivered raw materials, ingredients, packaging materials, or finished goods could lead to a disruption in our operations as we seek to substitute these items for ones that conform to our established standards or if we are required to replace under-performing suppliers.

We may be affected by the impact of global issues such as water scarcity and climate change, including the legal, regulatory, or market responses to such issues.

Water, which is the primary ingredient in all of our products, is vital to our manufacturing processes and is needed to produce the agricultural ingredients that are essential to our business. While water is generally regarded as abundant in Europe, it is a limited resource in many parts of the world, affected by overexploitation, growing population, increasing demand for food products, increasing pollution, poor management, and the effects of climate change. Water scarcity and deterioration in the quality of available water sources in our territories, or our supply chain, even if temporary, may result in increased production costs or capacity constraints, which could adversely affect our ability to produce and sell our beverages and increase our costs.

Additionally, there is increasing concern that gradual rises in global average temperatures due to increased concentrations of greenhouse gases (GHG) in the atmosphere are linked to increasing future risks of changing weather patterns and extreme weather conditions around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key raw materials we use to produce our products. Additionally, increased frequency of extreme weather events such as storms or floods in our territories could have adverse impacts on our facilities and distribution network, leading to an increased risk of business disruption.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. The territories in which we operate have in place a variety of GHG emissions reporting requirements, and some have voluntary emissions reduction covenants in which we participate. Furthermore, climate laws that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our financial results.

As part of our commitment to Corporate Responsibility and Sustainability (CRS), we have calculated the carbon footprint of our operations in each country where we do business and set a public goal to reduce the carbon footprint of the drinks we produce by one-third by 2020. This commitment and the expectations of our stakeholders and regulatory bodies necessitate our investment in technologies that improve the energy efficiency and reduce the carbon emissions of our business operations. In general, the cost of these types of investments is greater than investments in less energy efficient technologies, and the period before investment return is often longer. Although we believe these investments will provide long-term financial and reputational benefits, there is a risk that we may not achieve our desired returns.

Our business is vulnerable to products being imported from outside our territories, which adversely affects our sales.

Our territories are susceptible to the import of products manufactured by bottlers outside our territories where prices and costs are lower. During 2014, we estimate the gross profit of our business was negatively impacted by approximately $40 million to $45 million due to products imported into our territories. In the case of such imports from members of the EEA, we are generally prohibited from taking actions to stop such imports.

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

The majority of our employees are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2016. The inability to renegotiate agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase our cost or otherwise affect our ability to fully implement changes to increase the effectiveness of our operations.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and outsourcing programs.

We have implemented, and plan to continue to implement, restructuring programs to support key strategic initiatives designed to maintain long-term sustainable growth, such as our business transformation program (refer to Note 14 of the Notes to Consolidated Financial Statements in this report). These programs are intended to enhance our operating effectiveness and efficiency and to reduce our costs. We cannot guarantee that we will achieve or sustain the targeted benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. Additionally, if we cannot successfully resolve consultations with employee representatives (e.g., works council, trade unions) related to key elements of these programs, such as employee job reductions, this may have an adverse impact on our business.

We have outsourced certain financial transaction-processing and information technology services to third-party providers. We may outsource other activities in the future to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected. Disruptions in transaction processing or information technology services due to the ineffectiveness of our third-party providers could result in inefficiencies within other business processes.

Additional taxes levied on us could harm our financial results.

Our tax filings for various periods in the jurisdictions in which we do business may be subjected to audit by the relevant tax authorities. These audits may result in assessments of additional taxes that could impact our financial results, including interest and penalties, that are subsequently resolved with the authorities or potentially through the courts.

Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results. For example, in recent years there have been legislative proposals to reform U.S. taxation of foreign earnings which could have a material adverse effect on our financial results by subjecting a significant portion of our earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise currently allowed in calculating our U.S. tax liabilities.

Increases in the cost of employee benefits, including pension retirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our employee benefits, including pension retirement benefits, could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans in the territories in which we operate. Estimates of the amount and timing of our future funding obligations for defined benefit pension plans are based upon various assumptions, including discount rates, mortality assumptions, and long-term asset returns. In addition, the amount and timing of pension funding can be influenced by funding requirements, negotiations with the pension trustee boards, or the action of other governing bodies.

Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.

We are exposed to the risk of default by, or failure of, counterparty financial institutions with whom we do business. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover amounts owed from or held in accounts with such counterparty may be limited. In the event of default by or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

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

Many of our outside vendors supply us with services, information, processes, software, or other deliverables that rely on certain intellectual property rights or other proprietary information. To the extent these vendors face legal claims brought by other third parties challenging those rights or information, our vendors could be required to pay significant settlements or even discontinue use of the deliverables furnished to us. These outcomes could require us to change vendors or develop replacement solutions, which could result in significant inefficiencies within our business or higher costs and ultimately could negatively impact our financial results.

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

Actual requirements of our infrastructure investments, including cold-drink equipment and production equipment, may differ from our projections with respect to volume growth or product demands. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate the expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on these infrastructure investments could adversely affect our financial results.

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

If the Merger or certain structuring steps Legacy CCE took prior to the Merger are determined to be taxable, CCE could be subject to a material amount of taxes. We may also be subject to other liabilities or indemnification obligations under the Tax Sharing Agreement with TCCC that are greater than anticipated.

In the Merger, the exchange of the consideration for our stock was intended to qualify as a tax-free transaction to us. In addition, an internal restructuring undertaken prior to the Merger was also intended to qualify as a tax-free transaction. There can be no assurance, however, that these transactions qualify for tax-free treatment. If either transaction does not qualify for tax-free treatment, our resulting tax liability may be substantial.

Also, we agreed under a Tax Sharing Agreement to indemnify TCCC and its affiliates from and against certain taxes. We have also agreed to pay TCCC, in certain situations, the difference (if any) between the amount of certain tax benefits intended to be available and the amount of such benefits actually available to Legacy CCE as determined for U.S. federal income tax purposes. If such liabilities or indemnification obligations are larger than anticipated, our financial condition could be materially and adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our production facilities, sales and distribution centers, European business unit headquarter offices and shared service center, and corporate offices.

The following summarizes the number of production and distribution facilities by country as of December 31, 2014:

	Great Britain	France	Belgium	The Netherlands	Norway	Sweden	Total
Production facilities(A)
Leased	1	—	—	—	—	—	1
Owned	5	5	3	1	1	1	16
Total	6	5	3	1	1	1	17
Sales and/or distribution facilities
Leased	7	3	4	1	15	5	35
Owned	8	—	—	—	—	1	9
Total	15	3	4	1	15	6	44
___________________________

(A)	All production facilities are combination production and warehouse facilities.

Our principal properties cover approximately 10 million square feet in the aggregate. We believe that our facilities are adequately utilized and sufficient to meet our present operating needs.

At December 31, 2014, we operated approximately 5,000 vehicles of various types, the majority of which are leased. We also owned approximately 550,000 pieces of cold-drink equipment, principally coolers and vending machines.

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

Listed and Traded (under the symbol CCE): New York Stock Exchange (NYSE) (Principal)
                              NYSE Euronext Paris (Secondary)

Common shareowners of record as of January 30, 2015: 12,165

STOCK PRICES

2014	High	Low
Fourth Quarter	$45.57	$39.05
Third Quarter	50.00	44.46
Second Quarter	48.13	43.96
First Quarter	47.98	42.07

2013	High	Low
Fourth Quarter	$44.36	$39.49
Third Quarter	41.48	34.57
Second Quarter	39.40	33.81
First Quarter	37.37	32.01

DIVIDENDS

Our dividends are declared at the discretion of our Board of Directors. In February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014, and in February 2015, our Board of Directors approved an increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises, Inc.	S&P 500 Comp	Peer Group
10/04/2010(A)	100.00	100.00	100.00
12/31/2010	116.99	108.18	105.88
12/31/2011	119.98	113.50	113.23
12/31/2012	151.02	131.66	122.35
12/31/2013	214.50	174.26	145.81
12/31/2014	219.63	198.11	162.48
___________________________

(A)
Immediately following the Merger, 339,064,025 shares of our common stock, par value $0.01 per share, were issued and outstanding. Our stock began trading on the NYSE on October 4, 2010, and is listed under the symbol “CCE.” Beginning in the second quarter of 2011, we also launched a listing of our shares in France, traded on the NYSE Euronext Paris.

The graph shows the cumulative total return to our shareowners beginning October 4, 2010, the day our shares began trading on the NYSE, through December 31, 2010 and for the years ended December 31, 2011, 2012, 2013, and 2014, in comparison to the cumulative returns of the S&P 500 Composite Index and to an index of peer group companies we selected. The peer group consists of TCCC, PepsiCo, Inc., Coca-Cola Hellenic, Dr Pepper Snapple Group, and Britvic plc. The graph assumes $100 invested on October 4, 2010, in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

SHARE REPURCHASES

The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the fourth quarter of 2014 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
September 27, 2014 through October 24, 2014	—	$—	—	$694.0
October 25, 2014 through November 21, 2014	0.6	42.96	0.6	669.0
November 22, 2014 through December 31, 2014	2.3	44.06	2.3	1,569.0
Total	2.9	43.82	2.9	1,569.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014. As of December 31, 2014, we had the remaining authorization to repurchase up to $569 million of shares of our common stock under this resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. Since 2010, we have repurchased $3.7 billion in outstanding shares, representing 112.4 million shares, under our approved share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements in this report.

	For the Years Ended December 31,
(in millions, except per share data)	2014(B)	2013(C)	2012(D)	2011(E)	2010(A)(F)
OPERATIONS SUMMARY
Net sales	$8,264	$8,212	$8,062	$8,284	$6,714
Cost of sales	5,291	5,350	5,162	5,254	4,234
Gross profit	2,973	2,862	2,900	3,030	2,480
Selling, delivery, and administrative expenses	1,954	1,948	1,972	1,997	1,670
Operating income	1,019	914	928	1,033	810
Interest expense	119	103	94	85	63
Other nonoperating (expense) income	(7)	(6)	3	(3)	(1)
Income before income taxes	893	805	837	945	746
Income tax expense	230	138	160	196	122
Net income	$663	$667	$677	$749	$624
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	247	268	294	319	339
Diluted	252	273	301	327	340
PER SHARE DATA
Basic earnings per share	$2.68	$2.49	$2.30	$2.35	$1.84
Diluted earnings per share	2.63	2.44	2.25	2.29	1.83
Dividends declared per share	1.00	0.80	0.64	0.51	0.12
Closing stock price	44.22	44.13	31.73	25.78	25.03
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$2,101	$2,353	$2,322	$2,230	$2,220
Franchise license intangible assets, net	3,641	4,004	3,923	3,771	3,828
Total assets	8,543	9,525	9,510	9,094	8,596
Total debt	3,952	3,837	3,466	3,012	2,286
Total shareowners' equity	1,431	2,280	2,693	2,899	3,143
___________________________

(A)
Prior to the Merger, our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles on a “carve-out” basis from Legacy CCE’s Consolidated Financial Statements using the historical results of operations, cash flows, assets, and liabilities attributable to the legal entities that comprised CCE at the effective date of the Merger. These legal entities include all entities that were previously part of Legacy CCE’s Europe operating segment. Accordingly, our historical financial information included in this report does not necessarily reflect what our results of operations, cash flows, and financial position would have been had we been operating as an independent company prior to the Merger.

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

(B)
Our 2014 net income included the following items of significance: (1) charges totaling $81 million related to restructuring activities; (2) net mark-to-market gains totaling $2 million related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; (3) charges totaling $10 million related to the impairment of our investment in our recycling joint venture in Great Britain; and (4) net tax items totaling $6 million principally related to the tax impact on the cumulative nonrecurring items for the year.

(C)
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

(D)
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

(E)
Our 2011 net income included the following items of significance: (1) charges totaling $19 million related to restructuring activities; (2) net mark-to-market losses totaling $3 million related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (3) charges totaling $5 million related to post-Merger changes in certain underlying tax matters covered by our indemnification to TCCC for periods prior to the Merger; and (4) a deferred tax benefit of $53 million due to the enactment of a corporate income tax rate reduction in the United Kingdom.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements contained in this report.

Overview

Business

We market, produce, and distribute non-alcoholic beverages to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results are affected by a number of factors, including, but not limited to, consumer preferences, cost to manufacture and distribute products, foreign currency exchange rates, general economic conditions, local and national laws and regulations, raw material availability, and weather patterns.

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher unit sales of products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays, selling days, and weather patterns, particularly cold or wet weather during the summer months, can impact our results on an annual or quarterly basis.

Basis of Presentation

Our fiscal year ends on December 31. For interim quarterly reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in 2014, 2013, and 2012 (based upon a standard five-day selling week).
The following table summarizes the number of selling days by quarter for the years ended December 31, 2014, 2013, and 2012 (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014	63	65	65	68	261
2013	64	65	65	67	261
2012	65	65	65	66	261

Strategic Vision

Our strategic vision is to “be the best beverage sales and service company,” and to achieve this aspiration, we look to our operating framework to serve as our compass to steer our priorities, actions, and behaviors. Our operating framework was originally established in 2006 and refreshed in 2014 to adapt to the changing markets and communities in which we operate and the dynamic customer and consumer landscape. To enable us to best serve our stakeholders and achieve our vision, we enhanced our operating framework to include a new mission statement and a more targeted set of primary objectives.

Mission Statement: Delight our consumers and drive growth for our customers while proudly supporting our communities every day.

Primary Objectives:

1. Lead category value growth;
2. Excel at serving our customers with world-class capabilities; and
3. Drive an inclusive and passionate culture.

To deliver on our first objective, to lead category value growth, we must focus our efforts on identifying growth opportunities and leveraging our system capabilities to create a sustainable competitive advantage. This entails offering a range of premium but affordable brands, executing world-class consumer and shopper marketing programs, and making our brands an important and intrinsic part of our customers’ own growth strategies.

To achieve our second primary objective, to excel at serving our customers with world-class capabilities, we must place a renewed emphasis on building mutually beneficial relationships and continuously strengthen our execution. This requires a focus on fostering and sustaining productive relationships with customers, developing joint operating plans, gaining a deep understanding of our customers’ needs and expectations, and delivering executional excellence every day. Also, identifying the most critical organizational capabilities needed for success, and investing in assets, innovation, safety practices, process standardization and technology to further develop them, is important to achieve our objective.

To accomplish our third primary objective, to drive an inclusive and passionate culture, we must concentrate on building an environment that harnesses the individual and collective potential of our people to consistently serve our customers and win in the marketplace. To create such an environment, we must ensure we have a compelling place for employees to work that fosters inclusion, collaboration and connection, and values diversity of perspectives and experiences.

Our operating framework is focused on consumers, customers, and communities, and by accomplishing our primary objectives, we will be well-positioned to achieve consistent long-term profitable growth. Alongside our primary objectives, the operating framework is supported by foundational elements critical to achieving our vision and mission; these are sustainability leadership and winning together with TCCC.

Sustainability Leadership

A fundamental part of reaching our long-term objectives is our commitment to Corporate Responsibility and Sustainability (CRS). We have embedded CRS in our business strategy as a key part of our operating framework and we continue to invest across our territories to incorporate our CRS principles into our business.

We face rising expectations to be a more sustainable company. We want to meet or exceed these expectations and take this responsibility seriously. Our goal is to be the CRS leader within our industry and, with input from key stakeholders, we developed a sustainability plan (“Deliver for Today, Inspire for Tomorrow”) in 2011. This plan includes sustainability commitments and targets across all areas of our business, including energy and climate change, sustainable packaging and recycling, water stewardship, product portfolio, active healthy living, community, and workplace.

In 2014, we continued our strong carbon reduction performance across our commitment areas, particularly in transportation and distribution and cold-drink equipment. We also continued to deliver against our water efficiency targets across our operations. We hosted our second sustainability summit, focusing on innovation, the future of sustainability, and the societal role of business to combine profit and purpose. We continued to develop new collaborative partnerships to drive sustainability, including partnering with key customers on recycling programs and participating in forums to generate ideas on how to encourage recycling in the home. We also developed award-winning programs to improve diversity and inclusion within our business, and continued to expand our community investment programs to focus on active and healthy living and youth development programs.

Moving forward, we are evolving our sustainability plan and will be updating our commitments, targets and focus areas. We will continue to publish progress against this plan in an annual CRS report and on our corporate website, http://www.cokecce.com.

Winning Together With TCCC

We are TCCC’s strategic bottling partner in Western Europe and one of the world’s largest independent Coca-Cola bottlers. While we are two independent companies, we are dependent upon each other for our individual and collective success. For this reason, we understand winning requires us to act with a common vision, one that includes clearly aligned growth targets, common priorities, and a commitment to execute seamlessly together. Our shared vision requires aligned commitments to continuously develop our brands, assets, and capabilities to maximize performance and value, while simultaneously supporting the other party.

2014 Key Accomplishments

During 2014, we continued to generate strong cash flows, return cash to shareowners, and drive shareowner value, despite facing persistent macroeconomic and marketplace challenges. The following highlights some of our primary achievements in 2014:

•	Successfully delivered key marketing initiatives and programs surrounding the 2014 FIFA World Cup and our “Share a Coke” campaign;

•
Introduced three new beverages to our markets which garnered favorable consumer responses: (1) Coca-Cola Life in Great Britain and Sweden; (2) Finley, an adult sparkling nonalcoholic beverage, in France and Belgium; and (3) smartwater in Great Britain;

•
Substantially completed our business transformation program, whereby we improved the efficiency and effectiveness of our back office functions and further aligned our operating structure with the conditions we face in the marketplace;

•	Ranked as the world's 26th most sustainable company according to a leading CRS publication, representing the only beverage company included in the Global 100;

•	Repurchased $925 million of shares under our share repurchase program, bringing the total value of shares repurchased since October 2010 to approximately $3.7 billion; and

•	Increased our quarterly dividend from $0.20 per share to $0.25 per share, representing the seventh consecutive year of dividend increases.

Financial Summary

Our financial performance during 2014 reflects the following significant factors:

•	General macroeconomic softness across our territories and a challenging customer, consumer, and competitor landscape;

•	Essentially flat volume performance, driven by lower sales of our sparkling beverages, offset by volume gains in our still portfolio;

•	Bottle and can net price per case decline of 0.5 percent reflecting the cost of our increased promotional activity in light of current marketplace dynamics, partially offset by modest rate increases;

•	Bottle and can cost of sales per case decline of 1.0 percent resulting from favorable cost trends in some of our key commodities, and mix-shifts into lower cost packages;

•
Increased underlying operating expenses driven by expanded promotional activity in Great Britain and marketplace initiatives to support the 2014 FIFA World Cup, partially offset by the realization of cost savings associated with our restructuring initiatives;

•	Favorable currency exchange rate changes which increased operating income by approximately 2.5 percent ($0.06 per diluted share); and

•	Continuation of our share repurchase program, which increased diluted earnings per share in 2014 by approximately 8.0 percent ($0.21 per diluted share) compared to 2013.

Financial Results

Our net income in 2014 was $663 million, or $2.63 per diluted share, compared to net income in 2013 of $667 million, or $2.44 per diluted share. The following items included in our reported results affect the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):

2014

•	Charges totaling $81 million ($55 million net of tax, or $0.22 per diluted share) related to restructuring activities;

•	Net mark-to-market gains totaling $2 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period;

•	Charges totaling $10 million ($8 million net of tax, or $0.03 per diluted share) related to the impairment of our investment in our recycling joint venture in Great Britain; and

•	Net tax items totaling $6 million ($0.03 per diluted share) principally related to the tax impact on the cumulative nonrecurring items for the year.
2013

•	Charges totaling $120 million ($83 million net of tax, or $0.30 per diluted share) related to restructuring activities;

•
Net mark-to-market losses totaling $7 million ($5 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period;

•
Charges totaling $5 million ($3 million net of tax, or $0.01 per diluted share) related to post-Merger changes in certain underlying tax matters covered by our Tax Sharing Agreement with TCCC for periods prior to the Merger; and

•	A net deferred tax benefit of $71 million ($0.26 per diluted share) due to the enactment of a corporate income tax rate reduction in the United Kingdom.

Volume and Net Sales

Our overall volume performance was essentially flat, reflecting a decrease in sparkling beverage sales, offset by volume increases in certain still beverages, particularly our water brands. Our bottle and can net price per case declined 0.5 percent compared to the prior year driven by increased promotional activity to adapt to the current marketplace dynamics, and the impact of negative mix-shifts into multi-serve packages.

Cost of Sales

Our 2014 bottle and can cost per case declined 1.0 percent, reflecting the benefit associated with mix-shifts into lower-cost packages, particularly cans, and benefits from favorable cost trends in some of our key inputs, principally sugar and PET (plastic). While we have experienced these recent favorable trends, we continue to execute our risk management strategy through the use of supplier agreements and hedging instruments designed to mitigate our exposure to commodity price volatility.

Operating Expenses

Our operating expenses increased 0.5 percent in 2014 when compared to 2013, primarily related to expanded promotional activity in Great Britain in response to marketplace conditions and marketing initiatives to support the 2014 FIFA World Cup. This increase was partially offset by currency exchange rate changes, the realization of cost savings associated with efforts under our restructuring programs, and a decline in expenses incurred related to our business transformation program as we approached its completion.

Earnings Per Share

Our diluted earnings per share benefited from operating income growth of 11.5 percent and the impact of share repurchase activity, which increased diluted earnings per share year-over-year by approximately 8.0 percent. During 2014, we repurchased approximately $925 million of our shares under our share repurchase program. Through these programs we have repurchased approximately $3.7 billion of our shares since October 2010.

Looking Forward

Our 2015 business plan is designed to enable us to navigate the new realities we face, including unfavorable macroeconomic conditions, a challenging customer environment, and shifting consumer tastes and preferences. We are focused on creating long-term shareowner value by innovating in every area of our business, and as such our 2015 plans are centered on leveraging our core brand portfolio, strengthening our focus on high growth brands, and continuing to promote brand and package innovation.

In order to build on the popularity of our core brands and drive our objective of leading category value growth, we will work closely with TCCC to enhance each aspect of our connection with our customers and consumers. We will invest in targeted programs to further increase our presence in the marketplace. We will also launch specific brand initiatives designed to strengthen support of our individual core brands, such as Coca-Cola Zero, Fanta, and Sprite, while expanding the presence of new products, including Coca-Cola Life, smartwater, and Finley, into additional territories. We will continue to build our partnership with Monster to accelerate growth in our energy brands. We will capitalize on key marketing initiatives, including the Rugby World Cup which will take place in Great Britain in the fall of 2015. We have developed specific marketing plans to maximize our support of the event.

Our 2015 marketplace strategy reflects a broad approach that encompasses both the home and cold channels. For example, in the home channel we will implement a price and package diversification strategy that includes new price-specific programs for large PET (plastic), new multi-packs offering additional consumer value, and smaller PET (plastic) packages and multi-pack cans. In cold channels, we will focus on increasing the visibility of our products in outlets and enhancing our presence with consumers. This includes more store-front coolers, new vending fronts, and more focused activation outlet by outlet. We are also working across all channels to enhance our online presence in the rapidly growing category of digital sales.

In line with our objective of excelling at serving our customers, we will continue to maximize our effectiveness by providing customers with world-class service to enable us to win together. We will operate under a broad program that will focus on a combination of category planning, shopper insight, and efficiency within our supply chain.

We are confident in our ability to deliver long-term shareowner value and these programs and initiatives serve as the foundation of our work to return to sustained operating growth.

Operations Review

The following table summarizes our Consolidated Statements of Income as a percentage of net sales for the periods presented:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.0	65.1	64.0
Gross profit	36.0	34.9	36.0
Selling, delivery, and administrative expenses	23.7	23.7	24.5
Operating income	12.3	11.2	11.5
Interest expense	1.4	1.3	1.1
Other nonoperating (expense) income	(0.1)	(0.1)	—
Income before income taxes	10.8	9.8	10.4
Income tax expense	2.8	1.7	2.0
Net income	8.0%	8.1%	8.4%

Operating Income

The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$1,151	113.0%	$1,063	116.5%	$1,073	115.5%
Corporate	(132)	(13.0)	(149)	(16.5)	(145)	(15.5)
Consolidated	$1,019	100.0%	$914	100.0%	$928	100.0%

During 2014, our operating income increased 11.5 percent to $1.0 billion. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2014 Versus 2013		2013 Versus 2012
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$(9)	(1.0)%	$15	1.5%
Impact of bottle and can cost-mix on gross profit	56	6.0	(92)	(10.0)
Impact of bottle and can volume on gross profit	—	—	6	0.5
Other selling, delivery, and administrative expenses	(16)	(2.0)	82	9.0
Net mark-to-market gains on non-designated commodity hedges	9	1.0	(3)	—
Restructuring charges	39	4.5	(35)	(4.0)
Tax Sharing Agreement indemnification changes	5	0.5	(5)	(0.5)
Currency exchange rate changes	24	2.5	17	2.0
Other changes	(3)	—	1	—
Change in operating income	$105	11.5%	$(14)	(1.5)%

Net Sales

Net sales increased 0.5 percent in 2014 to $8.3 billion from $8.2 billion in 2013. This change included a 1.0 percent increase due to favorable currency exchange rate changes, and reflects essentially flat volume and a 0.5 percent decline in bottle and can net pricing per case versus the prior year. Our net sales performance reflects challenging marketplace dynamics, including a difficult retail environment and an increasingly competitive landscape.

Net sales increased 2.0 percent in 2013 to $8.2 billion from $8.1 billion in 2012. This change included a 1.5 percent increase due to favorable currency exchange rate changes, and reflected essentially flat volume and bottle and can net pricing per case versus the prior year. Our net sales performance reflected a difficult customer environment, particularly in Great Britain, and the residual impact of a French excise tax increase on the sale of sparkling and still beverages, particularly early in the year.

The following table summarizes the significant components of the change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	2014 Versus 2013	2013 Versus 2012
Changes in net sales per case:
Bottle and can net price per case	(0.5)%	—%
Bottle and can currency exchange rate changes	1.0	1.5
Change in net sales per case	0.5%	1.5%

Our bottle and can sales accounted for approximately 94 percent of our total net sales during 2014. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances, and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During 2014, our bottle and can net price per case declined 0.5 percent versus the prior year as a result of increased promotional activity to respond to the current marketplace challenges and negative mix-shifts into multi-serve packages, offset partially by modest rate increases. During 2013, our bottle and can net price per case reflected a modest approach to pricing given the difficult retail environment and negative mix-shifts into multi-serve packages.

We participate in various programs and arrangements with customers designed to increase the sale of our products. The costs of these various programs, included as a reduction in net sales, totaled $1.1 billion, $1.1 billion, and $1.0 billion in 2014, 2013, and 2012, respectively. These amounts included out-of-period accrual reductions related to estimates for prior year programs of $46 million, $31 million, and $34 million in 2014, 2013, and 2012, respectively.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented (selling days were the same in all years presented; rounded to the nearest 0.5 percent):

	2014 Versus 2013	2013 Versus 2012
Change in volume	—%	—%

Brands

The following table summarizes our bottle and can volume by major brand category for the periods presented (selling days were the same in all years presented; rounded to the nearest 0.5 percent):

	2014 Versus 2013 Change	2014 Percent of Total	2013 Versus 2012 Change	2013 Percent of Total
Coca-Cola trademark	—%	69.0%	0.5%	69.0%
Sparkling flavors and energy	(2.0)	17.5	1.0	18.0
Juices, isotonics, and other	—	10.0	(2.5)	10.0
Water	5.5	3.5	(3.0)	3.0
Total	—%	100.0%	—%	100.0%

2014 Versus 2013

Our 2014 volume remained essentially flat, reflecting a decrease in sparkling beverage sales of 0.5 percent, offset by an increase in still beverage sales of 1.5 percent. The decrease in our sparkling beverage sales primarily resulted from declines in our Sprite, Fanta, and Schweppes brands. Our still beverage performance was driven by growth in our water brands across our territories.

During 2014, our Coca-Cola trademark volume remained essentially flat. This performance was driven by volume declines in Coca-Cola and Diet Coke/Coca-Cola light of 1.0 percent and 5.5 percent, respectively, offset by volume gains in Coca-Cola Zero of 11.0 percent. Our sparkling flavors and energy volume declined 2.0 percent during 2014, reflecting declines in Sprite, Fanta, and Schweppes. These declines were partially offset by continued strength in our energy portfolio, growing 6.5 percent year-over-year led by Monster and Relentless. Juices, isotonics, and other volume remained flat reflecting continued strong growth in Nestea, offset by significant declines in Ocean Spray as a result of the termination of our agreement in Great Britain in early 2014. We also experienced a 5.5 percent increase in sales of our water brands, primarily driven by Chaudfontaine in continental Europe and the introduction of smartwater in Great Britain.

On a territory basis, continental Europe (including Norway and Sweden) volume grew 0.5 percent during 2014, offset by a volume decrease of 0.5 percent in Great Britain. The performance of our continental Europe territories reflected flat volume performance of our Coca-Cola trademark portfolio. Sparkling flavors and energy sales grew 0.5 percent. Sales of juices, isotonics, and other brands increased 0.5 percent in continental Europe, as increases in Capri-Sun and Nestea were partially offset by declines in sports drinks. In Great Britain, our volume declines were driven by a decrease in sales of sparkling beverage brands, partially offset by growth in still beverage brands. The decline in sparkling beverages was driven by a 3.5 percent reduction in the sales of other sparkling flavors, including Sprite and Schweppes. The increase in still beverage sales was primarily driven by double-digit growth in our water brands, which benefited from the introduction of smartwater in Great Britain in 2014, partially offset by a 0.5 percent decrease in our juices, isotonics, and other category led by declines in sales of Ocean Spray, as a result of the termination of our agreement in Great Britain in early 2014, and Powerade.

2013 Versus 2012

Our 2013 volume results were essentially flat, reflecting an increase in sparkling beverage sales of 0.5 percent, offset by a decline in still beverage sales of 3.0 percent. The increase in our sparkling beverage sales primarily resulted from solid growth in our trademark Coca-Cola beverages reflecting the successful execution of our “Share a Coke” campaign. Our still beverage performance was reflective of strong prior year growth hurdles.

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

Consumption

The following table summarizes the change in volume by consumption type for the periods presented (selling days were the same in all years presented; rounded to the nearest 0.5 percent):

	2014 Versus 2013 Change	2014 Percent of Total	2013 Versus 2012 Change	2013 Percent of Total
Multi-serve(A)	0.5%	59.0%	2.0%	58.5%
Single-serve(B)	(0.5)	41.0	(2.5)	41.5
Total	—%	100.0%	—%	100.0%
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

Packages

Our products are available in a variety of package types and sizes (single-serve and multi-serve) including, but not limited to, aluminum and steel cans, glass, PET (plastic) and aluminum bottles, pouches, and bag-in-box for fountain use. The following table summarizes our volume results by major package category for the periods presented (selling days were the same in all years presented; rounded to the nearest 0.5 percent):

	2014 Versus 2013 Change	2014 Percent of Total	2013 Versus 2012 Change	2013 Percent of Total
PET (plastic)	(2.5)%	43.0%	—%	44.5%
Cans	2.5	41.5	1.0	40.0
Glass and other	1.5	15.5	(1.5)	15.5
Total	—%	100.0%	—%	100.0%

Cost of Sales

Cost of sales decreased 1.0 percent in 2014 to $5.3 billion as compared to the prior year. This change included a 1.0 percent increase due to currency exchange rate changes.

Cost of sales increased 3.5 percent in 2013 to $5.4 billion as compared to the prior year. This change included a 1.5 percent increase due to currency exchange rate changes.

The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	2014 Versus 2013	2013 Versus 2012
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(1.0)%	2.0%
Bottle and can currency exchange rate changes	1.0	1.5
Post-mix, non-trade, and other	(1.0)	—
Change in cost of sales per case	(1.0)%	3.5%

Our 2014 bottle and can ingredient and packaging costs per case decreased 1.0 percent. This decline reflects mix-shifts into lower cost packages and benefits from favorable cost trends in some of our key inputs, principally sugar and PET (plastic). While we have experienced these recent favorable trends, we continue to execute our risk management strategy through the use of supplier agreements and hedging instruments designed to mitigate our exposure to commodity price volatility.

Our 2013 bottle and can ingredient and packaging costs per case increased 2.0 percent reflecting year-over-year cost increases.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses increased 0.5 percent to $2.0 billion in 2014. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	2014 Versus 2013		2013 Versus 2012
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$13	0.5%	$(22)	(1.0)%
Selling and marketing expenses	24	1.5	(10)	(0.5)
Delivery and merchandising expenses	(12)	(0.5)	(25)	(1.5)
Warehousing expenses	(11)	(0.5)	(17)	(1.0)
Depreciation and amortization	—	—	(12)	(0.5)
Net mark-to-market losses on non-designated commodity hedges	11	0.5	(2)	—
Restructuring charges	(34)	(1.5)	30	1.5
Tax Sharing Agreement indemnification changes	(5)	(0.5)	5	0.5
Currency exchange rate changes	18	1.0	25	1.5
Other changes	2	—	4	—
Change in SD&A expenses	$6	0.5%	$(24)	(1.0)%

The increase in our SD&A expenses in 2014 when compared to 2013 relates to our efforts to expand promotional activity in Great Britain to respond to marketplace dynamics and marketing initiatives to support the 2014 FIFA World Cup, as well as currency exchange rate changes. These increases are partially offset by the realization of cost savings associated with efforts under our restructuring programs, and a decline in expenses incurred related to our business transformation program as we approached its completion.

The decrease in our SD&A expenses in 2013 when compared to 2012 reflected the benefits of our Norway business optimization program, which drove a decrease in our delivery and warehousing expenses, enhanced operating efficiency driven by initiatives under our business transformation program, and ongoing expense control initiatives. These decreases were partially offset by a $30 million increase in restructuring expenses and a $25 million increase related to currency exchange rate changes.

Business Transformation Program

In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Through this program we have: (1) streamlined and reduced the cost structure of our finance support function, including the establishment of a centralized shared services center; (2) restructured our sales and marketing organization to better align central and field sales, and deployed standardized channel-focused organizations within each of our territories; and (3) improved the efficiency and effectiveness of certain aspects of our operations, including activities related to our cold-drink equipment.

We are substantially complete with this program as of December 31, 2014, and our nonrecurring restructuring charges totaled $226 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. During the years ended December 31, 2014, 2013, and 2012, we recorded nonrecurring restructuring charges under this program totaling $81 million, $99 million, and $46 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in SD&A on our Consolidated Statements of Income. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Under this program, including non-restructuring related business process improvement initiatives, we expect to generate ongoing annualized cost savings of approximately $110 million by 2015, some of which we expect to reinvest into the business.

Interest Expense

Interest expense, net totaled $119 million, $103 million, and $94 million in 2014, 2013, and 2012, respectively. The following tables summarize the primary items impacting our interest expense during the periods presented (in millions):

Debt

	2014	2013	2012
Average outstanding debt balance	$4,231	$3,706	$3,226
Weighted average cost of debt	2.8%	2.8%	2.8%
Fixed-rate debt (% of portfolio)	96%	97%	86%
Floating-rate debt (% of portfolio)	4%	3%	14%

Other Nonoperating (Expense) Income

Other nonoperating expense totaled $7 million and $6 million in 2014 and 2013, respectively. Other nonoperating income totaled $3 million in 2012. Our other nonoperating expense principally included gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity. In 2014, our other nonoperating expense also includes charges related to the impairment of our investment in our recycling joint venture in Great Britain.

Income Tax Expense

In 2014, our effective tax rate was 26.0 percent. Our 2014 effective tax rate reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2014 foreign earnings (refer to Note 10 of the Notes to Consolidated Financial Statements).

In 2013, our effective tax rate was 17.0 percent. This rate included a net deferred tax benefit of $71 million (an approximate 9 percentage point decrease in the effective tax rate) due to the enactment of a corporate income tax rate reduction in the United Kingdom. Our 2013 effective tax rate also reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2013 foreign earnings.

In 2012, our effective tax rate was 19.0 percent. This rate included a net deferred tax benefit of $62 million (an approximate 7 percentage point decrease in the effective tax rate) due to the enactment of corporate income tax rate reductions in the United Kingdom and Sweden, partially offset by the impact of a tax law change in Belgium. Our 2012 effective tax rate also reflected the U.S. tax impact associated with repatriating to the U.S. $450 million of our 2012 foreign earnings.

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

We have amounts available to us for borrowing under a $1.0 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At December 31, 2014, we had no amount drawn under this credit facility. Based on information currently available to us, we have no indication that the financial institutions participating in this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At December 31, 2014, we had $632 million in debt maturities in the next 12 months, including $146 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.

Beginning in October 2010, our Board of Directors has approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $3.7 billion in outstanding shares, representing 112.4 million shares, under these resolutions. In December 2013, our Board of Directors authorized additional share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. During 2014, we repurchased $925 million in outstanding shares, representing 20.2 million shares at an average price of $45.79 per share. We currently have $569 million in authorized share repurchases remaining under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion.

We currently expect to repurchase approximately $600 million in outstanding shares during 2015 under our share repurchase programs, subject to economic, operating, and other factors, including acquisition opportunities. For additional information about our share repurchase programs, refer to Note 15 of the Notes to Consolidated Financial Statements.

During the third quarter of 2014, we repatriated to the U.S. $450 million of our 2014 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2014 foreign earnings that were not repatriated in 2014, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. During 2015, we expect to repatriate a portion of our 2015 foreign earnings to satisfy our 2015 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2015 foreign earnings and our actual 2015 U.S.-based cash flow needs. For additional information about repatriation of foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements.

At December 31, 2014, substantially all of the cash and cash equivalents recorded on our Consolidated Balance Sheets was held by consolidated entities that are located outside the U.S. Our disclosure of cash and cash equivalents held by consolidated entities located outside the U.S. is not meant to imply the cash will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.

During 2014, we paid dividends of $246 million. In February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014, and in February 2015, our Board of Directors approved an increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015. As a result, we expect our cash paid for dividends to increase approximately $15 million in 2015 compared to 2014, subject to the actual number of shares outstanding as of our dividend declaration dates.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard & Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our ratings outlook from Moody’s and Fitch are stable and S&P is negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our credit rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC, and/or changes in the credit rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facility and outstanding third-party notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2014. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2014

During 2014, our primary sources of cash included (1) $982 million from operating activities, net of cash payments related to restructuring programs of $88 million and contributions to our defined benefit pension plans of $51 million; (2) proceeds of $347 million from the issuances of debt; and (3) net issuances of commercial paper of $146 million. Our primary uses of cash were (1) cash payments totaling $912 million for shares repurchased under our share repurchase program; (2) capital asset investments totaling $332 million; (3) dividend payments on common stock of $246 million; and (4) payments on debt of $114 million, primarily resulting from the maturing of $100 million notes.

2013

During 2013, our primary sources of cash included (1) $833 million from operating activities, net of cash payments related to restructuring programs of $117 million and contributions to our defined benefit pension plans of $72 million; and (2) proceeds of $931 million from the issuances of debt. Our primary uses of cash were (1) cash payments totaling $1.0 billion for shares repurchased under our share repurchase program; (2) payments on debt of $623 million, primarily resulting from the maturing of our Swiss franc (CHF) 200 million notes and our $400 million notes; (3) capital asset investments totaling $313 million; and (4) dividend payments on common stock of $213 million.

2012

During 2012, our primary sources of cash included (1) $947 million from operating activities, net of cash payments related to contributions to our defined benefit pension plans of $121 million; and (2) proceeds of $430 million from the issuances of debt. Our primary uses of cash were (1) cash payments totaling $780 million for shares repurchased under our share repurchase program; (2) capital asset investments totaling $378 million; and (3) dividend payments on common stock of $187 million.

Operating Activities

2014 Versus 2013

Our net cash derived from operating activities totaled $982 million in 2014 versus $833 million in 2013. This change reflected our improved year-over-year operating income performance, a $29 million decrease in cash payments under our restructuring programs, and a $21 million decrease in the amount of contributions made to our defined benefit plans.

2013 Versus 2012

Our net cash derived from operating activities totaled $833 million in 2013 versus $947 million in 2012. This change reflected a $111 million increase in cash payments under our restructuring programs, offset partially by a $49 million decrease in the amount of contributions made to our defined benefit plans.

Investing Activities

Capital asset investments represent a principal use of cash for our investing activities. During 2015, we expect our capital expenditures to approximate $325 million and to be invested in similar asset categories as those listed in the table below. The following table summarizes our capital asset investments for the periods presented (in millions):

	2014	2013	2012
Supply chain infrastructure	$187	$190	$221
Cold-drink equipment	101	73	104
Information technology	37	35	36
Fleet and other	7	15	17
Total capital asset investments	$332	$313	$378

During 2014, our investing activities also included $27 million in capital asset disposals, driven, in part, by our business transformation program. Additionally, investing activities for 2014 included the receipt of $21 million from the settlement of net investment hedges. During 2013, our investing activities included the payment of $21 million from the settlement of net investment hedges.

Financing Activities

Our net cash used in financing activities totaled $789 million and $896 million in 2014 and 2013, respectively. The following table summarizes our financing activities related to the issuances of and payments on debt for the period presented (in millions):

Issuances of Debt	Maturity Date	Rate	2014	2013
€250 million notes	May 2026	2.8%	$347	$—
€350 million notes	May 2025	2.4%	—	459
€350 million notes	November 2023	2.6%	—	472
Total issuances of debt			$347	$931

Payments on Debt	Maturity Date	Rate(A)	2014	2013
$100 million notes	February 2014	—	$(100)	$—
CHF 200 notes	March 2013	3.8%	—	(211)
$400 million notes	November 2013	1.1%	—	(400)
Other payments, net	—	—	(14)	(12)
Total payments on debt			$(114)	$(623)
___________________________

(A)	The $100 million notes carried a variable interest rate at three-month USD LIBOR plus 30 basis points. At maturity the effective rate on these notes was 0.5 percent.

Our financing activities during 2014 and 2013 also included cash payments of $0.9 billion and $1.0 billion for share repurchases, respectively. We currently expect to purchase approximately $600 million in outstanding shares during 2015.

During 2014, we paid dividends of $246 million. In February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014. In February 2015, our Board of Directors approved an increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015. As a result, we expect our cash paid for dividends to increase approximately $15 million in 2015 compared to 2014, subject to the actual number of shares outstanding as of our dividend declaration dates.

Financial Position

The following table illustrates selected changes in our consolidated balance sheets (in millions), as discussed below:

December 31,	2014	2013	Increase (Decrease)	Percent Change
Trade accounts receivable	$1,514	$1,515	$(1)	—%
Inventories	388	452	(64)	(14.0)
Other current assets	268	169	99	(58.5)
Franchise license intangible assets, net	3,641	4,004	(363)	(9.0)
Goodwill	101	124	(23)	(18.5)
Other noncurrent assets	240	476	(236)	(49.5)
Accounts payable and accrued expenses	1,872	1,939	(67)	(3.5)
Current portion of debt	632	111	521	469.5
Debt, less current portion	3,320	3,726	(406)	(11.0)
Other noncurrent liabilities	207	221	(14)	(6.5)
Common stock in treasury, at cost	(3,807)	(2,868)	(939)	32.5

Trade accounts receivable, net decreased $1 million, driven by increased sales volume late in 2014, offset by currency exchange rate changes.

Inventories decreased $64 million, due to currency exchange rate changes and the impact of incremental purchase of certain raw materials in the latter part of the fourth quarter of 2013.

Other current assets increased $99 million, driven by an increase in current deferred income tax assets (refer to Note 10 of the Notes to Consolidated Financial Statements) and an increase in certain derivative assets (refer to Note 5 of the Notes to Consolidated Financial Statements), partially offset by currency exchange rate changes.

Franchise license intangible assets, net and goodwill decreased $386 million, due to the effect of currency exchange rate changes. For additional information about our franchise license intangible assets and goodwill, refer to Note 2 of the Notes to Consolidated Financial Statements.

Other noncurrent assets decreased $236 million, driven by declines in noncurrent deferred income tax assets (refer to Note 10 of the Notes to Consolidated Financial Statements), declines in noncurrent assets related to our defined benefit pension plans (refer to Note 9 of the Notes to Consolidated Financial Statements), and currency exchange rate changes.

Accounts payable and accrued expenses decreased $67 million, driven by currency exchange rate changes, and a decrease in accrued compensation due to the timing of certain severance payments under our business transformation program, and the payment of certain incentive compensation amounts. These decreases were partially offset by an increase in accounts payable due to the timing of payments and an increase in accrued expenses related to our customer marketing programs in Great Britain, primarily resulting from changes in program levels and timing of payments.

Current portion of debt increased $521 million, primarily driven by our $475 million, 2.1 percent notes due September 2015, which became current in the third quarter of 2014, and net issuances of commercial paper of $146 million. These increases were partially offset by the repayment of our $100 million floating rate notes at maturity in February 2014. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Debt, less current portion decreased $406 million, primarily driven by our $475 million, 2.1 percent notes due September 2015, which became current in the third quarter of 2014, as well as currency exchange rate changes. These decreases were partially offset by the issuance in May 2014 of €250 million, 2.8 percent notes due 2026. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

Other noncurrent liabilities decreased $14 million, primarily attributable to currency exchange rate changes and a decrease in certain derivative liabilities (refer to Note 5 of the Notes to Consolidated Financial Statements), partially offset by an increase in noncurrent liabilities related to our defined benefit pension plans (refer to Note 9 of the Notes to Consolidated Financial Statements).

Common stock in treasury, at cost increased $939 million, primarily driven by our repurchase of $925 million in outstanding shares during 2014 under our share repurchase programs (refer to Note 15 of the Notes to Consolidated Financial Statements). The remaining difference represents shares withheld for taxes upon the vesting of employee share-based payment awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt, excluding capital leases(A)	$3,926	$621	$673	$420	$2,212
Interest obligations(B)	639	103	182	155	199
Purchase agreements(C)	360	85	150	100	25
Operating leases(D)	277	55	84	52	86
Other purchase obligations(E)	143	143	—	—	—
Capital lease obligations(F)	29	11	11	5	2
Total contractual obligations	$5,374	$1,018	$1,100	$732	$2,524
___________________________

(A)	These amounts represent our scheduled debt maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)
These amounts represent estimated interest payments related to our long-term debt obligations, excluding capital leases. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt, we have estimated interest using the forward interest rate curve. At December 31, 2014, approximately 96 percent of our debt portfolio was fixed-rate debt and 4 percent was floating-rate debt.

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

(D)
These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2014. Income associated with sublease arrangements is not significant. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)	These amounts represent outstanding purchase obligations primarily related to commodity purchases and capital expenditures.

(F)
These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our defined benefit pension plans for the years ended December 31, 2014 and 2013, as well as our projected contributions for the year ending December 31, 2015 (in millions):

	Actual(A)		Projected(A)
	2014	2013	2015
Pension contributions	$51	$72	$55
___________________________

(A)
These amounts represent only contributions made by CCE. We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. During 2013, we contributed incremental amounts totaling $15 million to our Great Britain defined benefit pension plan to improve the funded status of this plan.

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

Permanent Reinvestment of Foreign Earnings

We had approximately $1.8 billion in cumulative undistributed foreign historical earnings as of December 31, 2014. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these foreign historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

During the third quarter of 2014, we repatriated to the U.S. $450 million of our 2014 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2014 foreign earnings that were not repatriated in 2014, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. In December 2013, we repatriated to the U.S. $450 million of our 2013 foreign earnings, for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S.

The following table illustrates the hypothetical U.S. taxes that we would be subjected to if the entire amount of our permanently reinvested foreign earnings as of December 31, 2014 were repatriated to the U.S. (in millions):

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

(B)	Amounts are derived by multiplying the hypothetical incremental U.S. tax percentages by our cumulative undistributed permanently reinvested foreign earnings as of December 31, 2014.

Pension Plan Valuation

We sponsor a number of defined benefit pension plans covering substantially all of our employees. Several critical assumptions are made in valuing our pension plan assets and liabilities and related pension expense. We believe the most critical of these assumptions are the discount rate, salary rate of inflation, and expected long-term return on assets (EROA). Other assumptions we make are related to employee demographic factors such as mortality rates, retirement patterns, and turnover rates.

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (4.4 percent for the year ended

December 31, 2014 for pension expense and 3.5 percent as of December 31, 2014 for our projected benefit obligation (PBO)) by 0.5 percent would have increased our 2014 pension expense by approximately $12 million and our PBO by approximately $185 million.

We determine the salary rate of inflation by considering the following factors: (1) expected long-term price inflation; (2) allowance for merit and promotion increases; (3) prior years’ actual experience; and (4) any known short-term actions. Increasing our salary rate of inflation (3.5 percent for the year ended December 31, 2014 for pension expense and 3.2 percent as of December 31, 2014 for our PBO) by 0.5 percent would have increased our 2014 pension expense by approximately $5 million and our PBO by approximately $70 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Decreasing the EROA (6.9 percent for the year ended December 31, 2014) by 0.5 percent would have increased our pension expense in 2014 by approximately $2 million.

We utilize the five-year asset smoothing technique to recognize market gains and losses for 92 percent of our pension plan assets.

As a result of changes in discount rates, asset performance, and other assumption changes, our net losses deferred in accumulated other comprehensive income (AOCI) have increased in recent years. As of December 31, 2014, our net losses totaled $446 million, of which $28 million will be amortized in 2015 as a component of our 2015 net periodic benefit cost.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net sales, totaled $1.1 billion, $1.1 billion, and $1.0 billion in 2014, 2013, and 2012, respectively.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. Our accrued marketing costs were $656 million, $625 million, and $555 million as of December 31, 2014, 2013, and 2012, respectively. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. In part due to the length of time necessary to obtain relevant data from our customers, actual amounts paid can differ from these estimates. During the years ended December 31, 2014, 2013, and 2012, we recorded out-of-period accrual reductions related to estimates for prior year programs of $46 million, $31 million, and $34 million, respectively.

Contingencies

For information about our contingencies, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

At December 31, 2014, we had approximately 11,650 employees, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2016. We believe that we will be able to renegotiate wage rates with satisfactory terms.

Off-Balance Sheet Arrangements

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2014, approximately 96 percent of our debt portfolio was comprised of fixed-rate debt and 4 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of December 31, 2014 would change the fair value of our fixed-rate debt outstanding as of December 31, 2014 by approximately $325 million.

We also estimate that a 1 percent change in the interest costs of our floating-rate debt outstanding as of December 31, 2014 would change interest expense on an annual basis by approximately $1 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

We operate primarily in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Consolidated Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the year ended December 31, 2014 by approximately $115 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, steel, PET (plastic), sugar, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase price for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market price of these commodities over the current market prices would increase our cost of sales during the next 12 months by approximately $10 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of December 31, 2014, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 5 of the Notes to Consolidated Financial Statements.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2014. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.

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

/S/ JOHN F. BROCK
Chairman and Chief Executive Officer

/S/ MANIK H. JHANGIANI
Senior Vice President and Chief Financial Officer

/S/ SUZANNE D. PATTERSON
Vice President, Controller and Chief Accounting Officer

Atlanta, Georgia
February 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 12, 2015

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises, Inc.

We have audited Coca-Cola Enterprises, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Coca-Cola Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coca-Cola Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Coca-Cola Enterprises, Inc. and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 12, 2015

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2014	2013	2012
Net sales	$8,264	$8,212	$8,062
Cost of sales	5,291	5,350	5,162
Gross profit	2,973	2,862	2,900
Selling, delivery, and administrative expenses	1,954	1,948	1,972
Operating income	1,019	914	928
Interest expense, net	119	103	94
Other nonoperating (expense) income	(7)	(6)	3
Income before income taxes	893	805	837
Income tax expense	230	138	160
Net income	$663	$667	$677
Basic earnings per share	$2.68	$2.49	$2.30
Diluted earnings per share	$2.63	$2.44	$2.25
Dividends declared per share	$1.00	$0.80	$0.64
Basic weighted average shares outstanding	247	268	294
Diluted weighted average shares outstanding	252	273	301

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2014	2013	2012
Net income	$663	$667	$677
Components of other comprehensive (loss) income:
Currency translations
Pretax activity, net	(482)	82	175
Tax effect	—	—	—
Currency translations, net of tax	(482)	82	175
Net investment hedges
Pretax activity, net	256	(61)	(45)
Tax effect	(90)	21	16
Net investment hedges, net of tax	166	(40)	(29)
Cash flow hedges
Pretax activity, net	(15)	21	(11)
Tax effect	4	(6)	3
Cash flow hedges, net of tax	(11)	15	(8)
Pension plan adjustments
Pretax activity, net	(79)	57	(126)
Tax effect	23	(15)	31
Pension plan adjustments, net of tax	(56)	42	(95)
Other comprehensive (loss) income, net of tax	(383)	99	43
Comprehensive income	$280	$766	$720

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2014	2013
ASSETS
Current:
Cash and cash equivalents	$223	$343
Trade accounts receivable, less allowances of $17 and $16, respectively	1,514	1,515
Amounts receivable from The Coca-Cola Company	67	89
Inventories	388	452
Other current assets	268	169
Total current assets	2,460	2,568
Property, plant, and equipment, net	2,101	2,353
Franchise license intangible assets, net	3,641	4,004
Goodwill	101	124
Other noncurrent assets	240	476
Total assets	$8,543	$9,525
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,872	$1,939
Amounts payable to The Coca-Cola Company	104	145
Current portion of debt	632	111
Total current liabilities	2,608	2,195
Debt, less current portion	3,320	3,726
Other noncurrent liabilities	207	221
Noncurrent deferred income tax liabilities	977	1,103
Total liabilities	7,112	7,245
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 354,551,447 and 352,374,063 shares, respectively	3	3
Additional paid-in capital	3,958	3,899
Reinvested earnings	1,991	1,577
Accumulated other comprehensive loss	(714)	(331)
Common stock in treasury, at cost – 115,305,477 and 94,776,979 shares, respectively	(3,807)	(2,868)
Total shareowners’ equity	1,431	2,280
Total liabilities and shareowners’ equity	$8,543	$9,525

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$663	$667	$677
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	309	308	335
Share-based compensation expense	28	33	35
Deferred income tax expense (benefit)	65	(77)	(132)
Pension expense less than contributions	(3)	(19)	(75)
Changes in assets and liabilities:
Trade accounts receivables	(151)	(45)	—
Inventories	15	(57)	30
Prepaid expenses and other current assets	(110)	(21)	(5)
Accounts payable and accrued expenses	94	100	58
Other changes, net	72	(56)	24
Net cash derived from operating activities	982	833	947
Cash Flows from Investing Activities:
Capital asset investments	(332)	(313)	(378)
Capital asset disposals	27	4	13
Settlement of net investment hedges	21	(21)	—
Other investing activities, net	—	—	(8)
Net cash used in investing activities	(284)	(330)	(373)
Cash Flows from Financing Activities:
Net change in commercial paper	146	—	—
Issuances of debt	347	931	430
Payments on debt	(114)	(623)	(16)
Share repurchases under share repurchase programs	(912)	(1,006)	(780)
Dividend payments on common stock	(246)	(213)	(187)
Other financing activities, net	(10)	15	(3)
Net cash used in financing activities	(789)	(896)	(556)
Net effect of currency exchange rate changes on cash and cash equivalents	(29)	15	19
Net Change in Cash and Cash Equivalents	(120)	(378)	37
Cash and Cash Equivalents at Beginning of Year	343	721	684
Cash and Cash Equivalents at End of Year	$223	$343	$721
Supplemental Noncash Investing and Financing Activities:
Capital lease additions	$3	$9	$7
Supplemental Disclosure of Cash Paid for:
Income taxes, net	$187	$262	$293
Interest, net of amounts capitalized	101	91	84

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	Common Stock Outstanding		Additional Paid-In Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Shareowners’ Equity
(in millions)	Shares	Amount
Balance as of January 1, 2012	305	$3	$3,745	$638	$(473)	$(1,014)	$2,899
Net income	—	—	—	677	—	—	677
Other adjustments, net	—	—	(8)	—	—	—	(8)
Shares issued under share-based compensation plans	5	—	21	—	—	—	21
Deferred compensation plans	—	—	1	—	—	1	2
Share-based compensation expense	—	—	35	—	—	—	35
Tax benefit from share-based compensation awards	—	—	33	—	—	—	33
Dividends declared	—	—	—	(189)	—	—	(189)
Shares repurchased under our publicly announced share repurchase programs	(27)	—	—	—	—	(780)	(780)
Shares withheld for taxes on share-based payment awards, net	(1)	—	(2)	—	—	(38)	(40)
Total other comprehensive income	—	—	—	—	43	—	43
Balance as of December 31, 2012	282	3	3,825	1,126	(430)	(1,831)	2,693
Net income	—	—	—	667	—	—	667
Other adjustments, net	—	—	1	—	—	—	1
Shares issued under share-based compensation plans	4	—	22	—	—	—	22
Deferred compensation plans	—	—	2	—	—	—	2
Share-based compensation expense	—	—	33	—	—	—	33
Tax benefit from share-based compensation awards	—	—	20	—	—	—	20
Dividends declared	—	—	—	(216)	—	—	(216)
Shares repurchased under our publicly announced share repurchase programs	(27)	—	—	—	—	(1,006)	(1,006)
Shares withheld for taxes on share-based payment awards, net	(1)	—	(4)	—	—	(31)	(35)
Total other comprehensive income	—	—	—	—	99	—	99
Balance as of December 31, 2013	258	3	3,899	1,577	(331)	(2,868)	2,280
Net income	—	—	—	663	—	—	663
Other adjustments, net	—	—	2	—	—	—	2
Shares issued under share-based compensation plans	2	—	16	—	—	—	16
Deferred compensation plans	—	—	2	—	—	—	2
Share-based compensation expense	—	—	28	—	—	—	28
Tax benefit from share-based compensation awards	—	—	15	—	—	—	15
Dividends declared	—	—	—	(249)	—	—	(249)
Shares repurchased under our publicly announced share repurchase programs	(20)	—	—	—	—	(925)	(925)
Shares withheld for taxes on share-based payment awards, net	(1)	—	(4)	—	—	(14)	(18)
Total other comprehensive loss	—	—	—	—	(383)	—	(383)
Balance as of December 31, 2014	239	$3	$3,958	$1,991	$(714)	$(3,807)	$1,431

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

Our fiscal year ends on December 31. For interim quarterly reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in 2014, 2013, and 2012 (based upon a standard five-day selling week).

The following table summarizes the number of selling days by quarter for the years ended December 31, 2014, 2013, and 2012 (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014	63	65	65	68	261
2013	64	65	65	67	261
2012	65	65	65	66	261

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

We record value added taxes (VAT) on a net basis (i.e., excluded from net sales) and record excise taxes and taxes on packaging on a gross basis (i.e., included in net sales). During 2014, 2013, and 2012, the total amount of taxes recorded on a gross basis approximated $584 million, $555 million, and $500 million, respectively.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products. Among these programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales. We believe our participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs, included as a reduction in net sales, totaled $1.1 billion, $1.1 billion, and $1.0 billion in 2014, 2013, and 2012, respectively.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from our manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in selling, delivery, and administrative (SD&A) expenses on our Consolidated Statements of Income and totaled approximately $301 million, $275 million, and $314 million in 2014, 2013, and 2012, respectively. Our customers do not pay us separately for shipping and handling costs.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when acquired. As of December 31, 2014, substantially all of our total cash and cash equivalents was held by consolidated entities that are outside the U.S. Our disclosure of the cash and cash equivalents held by consolidated entities located outside the U.S. is not meant to imply the cash will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of repatriation. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, we believe this risk is mitigated due to the diverse nature of the customers we serve, including, but not limited to, their type, geographic location, size, and beverage channel. Collections of our receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, accounts receivable have terms of 40 to 60 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due. We also carry credit insurance on a portion of our accounts receivable balance.

The following table summarizes the change in our allowance for losses on trade accounts receivable for the periods presented (in millions):

Accounts Receivable Allowance
Balance at January 1, 2012	$16
Provision	4
Write-offs	(3)
Balance at December 31, 2012	17
Provision	2
Write-offs	(3)
Balance at December 31, 2013	16
Provision	8
Write-offs	(5)
Currency translation adjustments	(2)
Balance at December 31, 2014	$17

Inventories

We value our inventories at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials and supplies (primarily including concentrate, other ingredients, and packaging) and finished goods, which also include direct labor and indirect production and overhead costs. The following table summarizes our inventories as of the dates presented (in millions):

	December 31,
	2014	2013
Finished goods	$238	$260
Raw materials and supplies	150	192
Total inventories	$388	$452

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

The following table summarizes the classification of depreciation and amortization expense in our Consolidated Statements of Income for the periods presented (in millions):

Location – Statements of Income	2014	2013	2012
Selling, delivery, and administrative expenses	$192	$190	$214
Cost of sales	117	118	121
Total depreciation and amortization	$309	$308	$335

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to buildings and fleet assets. Amortization of capital lease assets is included in depreciation expense. Our net interests in assets acquired under capital leases totaled $21 million as of December 31, 2014 (gross cost of $82 million, net of accumulated amortization of $61 million). The net present values of amounts due under capital leases are recorded as liabilities and are included within our total debt. Refer to Note 6.

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

We capitalize certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. As of December 31, 2014 and 2013, the net amount of unamortized capitalized software costs included on our Consolidated Balance Sheets was $73 million and $66 million, respectively. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	December 31,
	2014	2013	Useful Life
Land	$147	$166	n/a
Building and improvements	961	1,024	20 to 40 years
Machinery, equipment, and containers	1,476	1,601	3 to 20 years
Cold-drink equipment	1,168	1,384	3 to 13 years
Vehicle fleet	91	110	3 to 12 years
Furniture, office equipment, and software	287	268	3 to 10 years
Property, plant, and equipment	4,130	4,553
Accumulated depreciation and amortization	(2,162)	(2,378)
	1,968	2,175
Construction in process	133	178
Property, plant, and equipment, net	$2,101	$2,353

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

The following table summarizes our AOCI as of the dates presented (after tax; in millions):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2013	$(41)	$(14)	$(22)	$(353)	$(430)
Other comprehensive income before reclassifications	82	(40)	(6)	21	57
Amounts reclassified from AOCI	—	—	21	21	42
Net change in other comprehensive income	82	(40)	15	42	99
Balance at December 31, 2013	41	(54)	(7)	(311)	(331)
Other comprehensive income (loss) before reclassifications	(482)	166	34	20	(262)
Amounts reclassified from AOCI	—	—	(45)	(76)	(121)
Net change in other comprehensive income (loss)	(482)	166	(11)	(56)	(383)
Balance at December 31, 2014	$(441)	$112	$(18)	$(367)	$(714)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 5.

(B)	For additional information about our pension plans, refer to Note 9.

Foreign Currency Translation

The assets and liabilities of our operations are translated from local currencies into our reporting currency, the U.S. dollar, at currency exchange rates in effect at the end of each reporting period. Gains and losses from the translation of our results are included in AOCI on our Consolidated Balance Sheets. Revenues and expenses are translated at average monthly currency exchange rates. Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating (expense) income on our Consolidated Statements of Income.

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

The following tables summarize our assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$85	$—	$85	$—
Pension plan assets(B)	1,530	290	1,185	55
Total assets	$1,615	$290	$1,270	$55
Derivative liabilities(A)	$76	$—	$76	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$19	$—	$19	$—
Pension plan assets(B)	1,466	302	1,109	55
Total assets	$1,485	$302	$1,128	$55
Derivative liabilities(A)	$92	$—	$92	$—
___________________________

(A)
We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. The fair value of our derivative contracts (including forwards, options, cross-currency swaps, and interest rate swaps) is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable spot, forward, and discount rates. The standard valuation model for our option contracts also includes implied volatility, which is specific to individual options and is based on rates quoted from a widely used third-party resource.

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

Note 2
FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in our net franchise license intangible assets and goodwill for the periods presented (in millions):

	Franchise License Intangible Assets, net	Goodwill
Balance as of January 1, 2012	$3,771	$124
Currency translation adjustments	152	8
Balance as of December 31, 2012	3,923	132
Currency translation adjustments	81	(8)
Balance as of December 31, 2013	4,004	124
Currency translation adjustments	(363)	(23)
Balance as of December 31, 2014	$3,641	$101

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our license agreements with TCCC for each of our territories have terms of 10 years and expire on October 2, 2020, with each containing the right for us to request a 10-year renewal. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed and, therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the contractual provisions of our franchise license agreements, our mutually beneficial relationship with TCCC, and our history of renewals, we have assigned indefinite lives to all of our franchise license intangible assets.

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually, or more frequently if events or circumstances indicate they may be impaired. We performed our 2014, 2013, and 2012 annual impairment tests of our franchise license intangible assets and goodwill as of the last reporting day of October of each respective year. The results of the qualitative impairment assessment of these assets indicated it was not more likely than not that the estimated fair value of these assets was less than their respective carrying values at each testing date. As a result, no impairment charges were recorded.

Note 3
RELATED PARTY TRANSACTIONS

Transactions with TCCC

We are a marketer, producer, and distributor principally of products of TCCC, with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by product licensing agreements. From time to time, the terms and conditions of programs with TCCC are modified.

We have license agreements with TCCC for each of our territories that extend through October 2, 2020, with terms of 10 years, with each containing the right for us to request a 10-year renewal. We also have an agreement with TCCC for an incidence-based concentrate pricing model across all of our territories that extends through December 31, 2015.

The following table summarizes the transactions with TCCC that directly impacted our Consolidated Statements of Income for the periods presented (in millions):

	2014	2013	2012
Amounts affecting net sales:
Fountain syrup and packaged product sales	$18	$17	$15
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(2,324)	$(2,319)	$(2,190)
Purchases of finished products	(50)	(52)	(72)
Marketing support funding earned	223	209	176
Total	$(2,151)	$(2,162)	$(2,086)

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

Marketing Support Funding Earned

We and TCCC engage in a variety of marketing programs to promote the sale of TCCC products in territories in which we operate. The amounts to be paid to us by TCCC under the programs are generally determined annually and are periodically reassessed as the programs progress. Under the licensing agreements, TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs with other licensees may differ. Marketing support funding programs granted to us provide financial support principally based on product sales or upon the completion of stated requirements and are intended to offset a portion of the costs of the programs.

We and TCCC have established a Global Marketing Fund, under which TCCC pays us $45 million annually through December 31, 2015, except under certain limited circumstances. The agreement will automatically be extended for successive 10-year periods unless either party gives written notice to terminate the agreement. We earn annual funding under the agreement if both parties agree on an annual marketing and business plan. TCCC may terminate the agreement for the balance of any year in which we fail to timely complete the marketing plan or are unable to execute the elements of that plan, if such failure were to be within our reasonable control. During each of the years 2014, 2013, and 2012, we received $45 million under the Global Marketing Fund with TCCC.

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

Note 4
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	December 31,
	2014	2013
Trade accounts payable	$537	$486
Accrued customer marketing costs	656	625
Accrued compensation and benefits	257	321
Accrued taxes	172	229
Accrued deposits	60	72
Other accrued expenses	190	206
Accounts payable and accrued expenses	$1,872	$1,939

Note 5
DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded in our Consolidated Balance Sheets as of the dates presented (in millions):

		December 31,
Hedging Instruments	Location – Balance Sheets	2014	2013
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$58	$11
Total		58	11
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	24	—
Commodity contracts	Other current assets	3	1
Foreign currency contracts	Other noncurrent assets	—	7
Total		27	8
Total Assets		$85	$19
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$29	$29
Foreign currency contracts	Other noncurrent liabilities	12	43
Total		41	72
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	22	—
Commodity contracts	Accounts payable and accrued expenses	8	12
Foreign currency contracts	Other noncurrent liabilities	—	7
Commodity contracts	Other noncurrent liabilities	5	1
Total		35	20
Total Liabilities		$76	$92
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross-currency swap agreements.
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

The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	December 31, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.3 billion	June 2021	USD 1.6 billion	June 2021

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
Cash Flow Hedging Instruments	2014	2013	2012
Foreign currency contracts	$34	$(6)	$(38)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
Cash Flow Hedging Instruments	Location – Statements of Income	2014	2013	2012
Foreign currency contracts	Cost of sales	$1	$2	$(13)
Foreign currency contracts(C)	Other nonoperating (expense) income	44	(23)	(17)
Total		$45	$(21)	$(30)
___________________________

(A)	The amount of ineffectiveness associated with these hedges was not material.

(B)
Over the next 12 months, deferred losses totaling $8 million are expected to be reclassified from AOCI as the forecasted transactions occur. The amounts will be recorded on our Condensed Consolidated Statements of Income in the expense line item that is consistent with the nature of the underlying hedged item.

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

The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	December 31, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 222 million	July 2015	USD 55 million	January 2014
Commodity contracts	USD 125 million	December 2017	USD 129 million	December 2015

The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Consolidated Statements of Income for the periods presented (in millions):

Non-Designated Hedging Instruments	Location – Statements of Income	2014	2013	2012
Commodity contracts	Cost of sales	$2	$(22)	$(4)
Commodity contracts	Selling, delivery, and administrative expenses	(13)	1	2
Foreign currency contracts	Other nonoperating (expense) income(A)	11	(1)	(18)
	Total	$—	$(22)	$(20)
___________________________

(A)
The gain (loss) recognized on these currency contracts is offset by the (loss) gain recognized on the remeasurement of the underlying hedged items; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Consolidated Statements of Income.

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

As of December 31, 2014, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $10 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transaction occurs. For additional information about our segment reporting, refer to Note 13.

The following table summarizes the deferred gain (loss) activity in our Corporate segment for the periods presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at January 1, 2012	$(3)	$2	$(1)
Amounts recognized during the period and recorded in our Corporate segment, net	(5)	1	(4)
Amounts transferred from our Corporate segment to our Europe operating segment, net	3	(3)	—
Balance as of December 31, 2012	(5)	—	(5)
Amounts recognized during the period and recorded in our Corporate segment, net	(19)	1	(18)
Amounts transferred from our Corporate segment to our Europe operating segment, net	12	(1)	11
Balance as of December 31, 2013	(12)	—	(12)
Amounts recognized during the period and recorded in our Corporate segment, net	2	(12)	(10)
Amounts transferred from our Corporate segment to our Europe operating segment, net	11	1	12
Balance as of December 31, 2014	$1	$(11)	$(10)
___________________________

(A)
Over the next 12 months, deferred losses totaling $5 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

Net Investment Hedges

We have entered into foreign currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating (expense) income on our Consolidated Statements of Income. During the third quarter of 2014, we settled foreign currency net investment hedges prior to their November 2014 maturity, and received $21 million upon settlement. Additionally, during 2013, we paid $21 million to settle our foreign currency net investment hedges that matured during that year.

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	December 31, 2014		December 31, 2013
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 250 million	November 2015	USD 190 million	November 2014
Foreign currency denominated debt	USD 1.6 billion	May 2026	USD 1.4 billion	May 2025

The following table summarizes the net of tax effect of our derivative financial instruments designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
Net Investment Hedging Instruments	2014	2013	2012
Foreign currency contracts	$25	$(7)	$(8)
Foreign currency denominated debt	141	(33)	(21)
Total	$166	$(40)	$(29)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

Note 6
DEBT AND CAPITAL LEASES

The following table summarizes our debt as of the dates presented (in millions, except rates):

	December 31, 2014		December 31, 2013
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$146	0.5%	$—	—%
U.S. dollar notes due 2015-2021(B)	1,793	3.1	1,891	2.9
Euro notes due 2017-2026(C)	1,987	2.6	1,915	2.5
Capital lease obligations(D)	26	n/a	31	n/a
Total debt(E)	3,952		3,837
Current portion of debt(F)	(632)		(111)
Debt, less current portion	$3,320		$3,726
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In February 2014, $100 million, floating-rate notes matured and were paid in full.

(C)	In May 2014, we issued €250 million, 2.8 percent notes due 2026.

(D)	These amounts represent the present value of our minimum capital lease obligations.

(E)
The total fair value of our outstanding debt, excluding capital lease obligations, was $4.2 billion and $3.8 billion at December 31, 2014 and December 31, 2013, respectively. The fair value of our debt is estimated using quoted market prices for publicly traded instruments (Level 1).

(F)	In the third quarter of 2014, our $475 million, 2.1 percent notes due September 2015 became current.

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2014 (in millions):

Years Ending December 31,	Debt Maturities
2015	$621
2016	250
2017	423
2018	—
2019	420
Thereafter	2,212
Debt, excluding capital leases	$3,926

Years Ending December 31,	Capital Lease Obligations
2015	$11
2016	6
2017	5
2018	3
2019	2
Thereafter	2
Total minimum lease payments	29
Amounts representing interest	(3)
Present value of minimum lease payments	26
Total debt	$3,952

Credit Facilities

We have amounts available to us for borrowing under a $1.0 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At December 31, 2014, we had no amount drawn under this credit facility. Based on information currently available to us, we have no indication that the financial institutions participating in this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Covenants

Our credit facility and outstanding third-party notes contain various provisions that, among other things, require limitation of the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2014. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7
OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2027. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Rent expense under noncancelable operating lease agreements totaled $86 million, $89 million, and $87 million during 2014, 2013, and 2012, respectively.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2014 (in millions):

Years Ending December 31,	Operating Leases
2015	$55
2016	46
2017	38
2018	31
2019	21
Thereafter	86
Total minimum operating lease payments(A)	$277
___________________________

(A)	Income associated with sublease arrangements is not significant.

Note 8
COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2014 (in millions):

Years Ending December 31,	Purchase Commitments(A)
2015	$85
2016	81
2017	69
2018	63
2019	37
Thereafter	25
Total purchase commitments	$360
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

Workforce (Unaudited)

At December 31, 2014, we had approximately 11,650 employees, of which approximately 150 were located in the U.S. A majority of our employees in Europe are covered by collectively bargained labor agreements, most of which do not expire. However, wage rates must be renegotiated at various dates through 2016. We believe that we will be able to renegotiate wage rates with satisfactory terms.

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

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit cost of our pension plans for the periods presented (in millions):

	2014	2013	2012
Components of net periodic benefit costs:
Service cost	$54	$57	$51
Interest cost	63	57	56
Expected return on plan assets	(96)	(85)	(80)
Amortization of prior service cost	2	5	5
Amortization of actuarial loss	25	22	14
Net periodic benefit cost	48	56	46
Other(A)	—	(4)	—
Total cost	$48	$52	$46
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

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit cost of our pension plans for the periods presented:

	2014	2013	2012
Discount rate	4.4%	4.2%	5.0%
Expected return on assets	6.9	6.7	6.8
Rate of compensation increase	3.5	3.4	3.6

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our pension plans as of the dates presented:

	December 31,
	2014	2013
Discount rate	3.5%	4.4%
Rate of compensation increase	3.2	3.5

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in our pension plan benefit obligation and the fair value of our plan assets as of the dates presented (in millions):

	December 31,
	2014	2013
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$1,475	$1,408
Service cost	54	57
Interest cost	63	57
Actuarial loss	167	73
Benefit payments	(38)	(36)
Plan amendments	—	9
Curtailments(A)	—	(13)
Settlements(A)	—	(121)
Currency translation adjustments	(118)	41
Other	(1)	—
Benefit obligation at end of plan year	$1,602	$1,475
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$1,466	$1,318
Actual gain on plan assets	157	188
Employer contributions	51	72
Benefit payments	(38)	(36)
Currency translation adjustments	(106)	40
Settlements(A)	—	(116)
Fair value of plan assets at end of plan year	$1,530	$1,466
___________________________

(A)	During 2013, we converted our defined benefit pension plan in the Netherlands to a defined contribution plan, resulting in a curtailment and settlement of the defined benefit plan.

The following table summarizes the projected benefit obligation (PBO), the accumulated benefit obligation (ABO), and the fair value of plan assets for our pension plans with an ABO in excess of plan assets and for our pension plans with a PBO in excess of plan assets as of the dates presented (in millions):

	December 31,
	2014	2013
Information for plans with an ABO in excess of plan assets:
PBO	$238	$54
ABO	180	45
Fair value of plan assets	126	2
Information for plans with a PBO in excess of plan assets:
PBO	$238	$224
ABO	180	163
Fair value of plan assets	126	135

Funded Status

The following table summarizes the funded status of our pension plans and the amounts recognized in our Consolidated Balance Sheets as of the dates presented (in millions):

	December 31,
	2014	2013
Funded status:
PBO	$(1,602)	$(1,475)
Fair value of plan assets	1,530	1,466
Net funded status	$(72)	$(9)
Funded status - overfunded	40	80
Funded status - underfunded	(112)	(89)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets	$40	$80
Current liabilities	(5)	(6)
Noncurrent liabilities	(107)	(83)
Net amounts recognized	$(72)	$(9)

The ABO for our pension plans as of December 31, 2014 and 2013 was $1.3 billion and $1.2 billion, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the amounts recorded in AOCI that have not yet been recognized as a component of net periodic benefit cost as of the dates presented (pretax; in millions):

	December 31,
	2014	2013
Amounts in AOCI:
Prior service cost	$3	$5
Net losses	446	396
Amounts in AOCI	$449	$401

The following table summarizes the changes in AOCI related to our pension plans for the periods presented (pretax; in millions):

	2014	2013
Reconciliation of AOCI:
AOCI at beginning of plan year	$401	$450
Prior service cost recognized during the year	(2)	(5)
Prior service cost occurring during the year	—	5
Net losses recognized during the year	(25)	(22)
Net losses (gains) occurring during the year	106	(41)
Other adjustments	—	6
Net adjustments to AOCI	79	(57)
Currency exchange rate changes	(31)	8
AOCI at end of plan year	$449	$401

The following table summarizes the amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost for the period presented (pretax; in millions):

2015
Amortization of prior service cost	$—
Amortization of net losses	28
Total amortization expense	$28

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

The following table summarizes our weighted average pension asset allocations as of our measurement date for the periods presented and the weighted average expected long-term rates of return by asset category:

	Weighted Average Allocation
	Target	Actual
Asset Category	2015	2014	2013	Weighted Average Expected Long-Term Rate of Return(A)
Equity securities	58%	57%	59%	8.9%
Fixed-income securities	28	29	27	4.0
Short-term investments	7	7	—	—
Other investments(B)	7	7	14	8.3
Total	100%	100%	100%	6.9%
___________________________

(A)	The weighted average expected long-term rate of return by asset category is based on our target allocation.

(B)	Other investments generally include hedge funds, real estate funds, and insurance contracts.

The following tables summarize our pension plan assets measured at fair value as of the dates presented (in millions):

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$242	$4	$238	$—
International	624	269	355	—
Fixed-income securities:(B)
Corporate bonds and notes	145	—	145	—
Non-U.S. government securities	306	—	306	—
Mortgage backed securities	3	—	3	—
Other bonds	8	—	8	—
Short-term investments(C)	18	17	1	—
Other investments:
Real estate funds(D)	111	—	111	—
Insurance contracts(E)	19	—	18	1
Hedge funds(F)	54	—	—	54
	$1,530	$290	$1,185	$55

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:(A)
U.S. equities	$216	$5	$211	$—
International	632	264	368	—
Other	12	12	—	—
Fixed-income securities:(B)
Corporate bonds and notes	102	—	102	—
U.S. government securities	1	—	1	—
Non-U.S. government securities	270	—	270	—
Mortgage backed securities	4	—	4	—
Other bonds	28	—	28	—
Short-term investments(C)	23	21	2	—
Other investments:
Real estate funds(D)	101	—	101	—
Insurance contracts(E)	22	—	21	1
Hedge funds(F)	55	—	1	54
	$1,466	$302	$1,109	$55
___________________________

(A)
Equity securities are comprised of the following investment types: (1) common stock; (2) preferred stock; and (3) common trust funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in common trust funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date (as of December 31, 2014, it is not probable that we will sell these investments at an amount other than net asset value).

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

(D)
Real estate funds are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date (as of December 31, 2014, it is not probable that we will sell these investments at an amount other than net asset value).

(E)	Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance adjusted for investment returns and changes in cash flows.

(F)
Hedge funds are held in private investment funds. These investments are valued based primarily on the net asset value, which is provided by the management of each private investment fund, multiplied by the number of shares held as of the measurement date, net of any accrued management and incentive fees due to the fund managers (as of December 31, 2014, it is not probable that we will sell these investments at an amount other than net asset value).

The following table summarizes the changes in our Level 3 (fair value) pension plan assets for the periods presented (in millions):

	Insurance Contracts	Hedge Funds
Balance as of January 1, 2012	$2	$44
Actual return on plan assets still held at year end	—	2
Asset settlements	(1)	—
Translation	—	2
Balance as of December 31, 2012	1	48
Actual return on plan assets still held at year end	—	5
Asset purchases	1	—
Asset sales	(1)	—
Translation	—	1
Balance as of December 31, 2013	1	54
Actual return on plan assets still held at year end	—	3
Translation	—	(3)
Balance as of December 31, 2014	$1	$54

Benefit Plan Contributions

The following table summarizes the contributions made to our pension plans for the years ended December 31, 2014 and 2013, as well as our projected contributions for the year ending December 31, 2015 (in millions):

	Actual(A)		Projected(A)
	2014	2013	2015
Total pension contributions	$51	$72	$55
___________________________

(A)
These amounts represent only contributions made by CCE. During 2013, we contributed incremental amounts totaling $15 million to our Great Britain defined benefit pension plan to improve the funded status of this plan.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts. The following table summarizes our expected future benefit payments as of December 31, 2014 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)
2015	$26
2016	25
2017	28
2018	32
2019	33
2020 - 2024	251
___________________________

(A)	These amounts represent only payments funded by CCE and are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all of our employees in France, the Netherlands, Norway, and the U.S., and certain employees in Great Britain. Our contributions to these plans totaled $25 million, $18 million, and $16 million in 2014, 2013, and 2012, respectively.

Note 10
TAXES

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in our deferred tax liabilities and assets. The following table summarizes the significant components of income tax expense for the periods presented (in millions):

	2014	2013	2012
Current:
U.S.	$13	$92	$114
Europe	152	123	178
Total current	165	215	292
Deferred:
U.S.	56	(22)	(54)
Europe	10	16	(16)
Rate and law changes	(1)	(71)	(62)
Total deferred	65	(77)	(132)
Income tax expense	$230	$138	$160

Our effective tax rate was 26 percent, 17 percent, and 19 percent for the years ended December 31, 2014, 2013, and 2012, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal tax rate to our actual income tax expense for the periods presented (in millions):

	2014	2013	2012
U.S. federal statutory tax expense	$313	$282	$293
Taxation of foreign operations, net(A)	(164)	(150)	(145)
U.S. taxation of foreign earnings, net of tax credits	75	70	53
Nondeductible items	3	(2)	14
France dividend surtax	—	5	—
Rate and law change benefit, net(B)(C)(D)(E)(F)	(1)	(71)	(62)
Other, net	4	4	7
Total provision for income taxes	$230	$138	$160
___________________________

(A)
Our effective tax rate reflects the benefit of having all of our operations outside the U.S., most of which are taxed at statutory rates lower than the statutory U.S. rate of 35 percent, and the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

(B)
During the third quarter of 2014, France extended the temporary corporate income tax surcharge of 10.7 percent to the year 2015. As a result, we recognized a deferred tax benefit of approximately $1 million during the third quarter of 2014 related to net deferred tax assets that are expected to be realized in 2015.

(C)
During the third quarter of 2013, the United Kingdom enacted a corporate income tax rate reduction of 3 percentage points, 2 percentage points effective April 1, 2014, and 1 percentage point effective April 1, 2015. As a result, we recognized a deferred tax benefit of $71 million during the third quarter of 2013 to reflect this change.

(D)
During the third quarter of 2012, the United Kingdom enacted a corporate income tax rate reduction of 2 percentage points, 1 percentage point retroactive to April 1, 2012, and 1 percentage point effective April 1, 2013. As a result, we recognized a deferred tax benefit of $50 million during the third quarter of 2012 to reflect the impact of this change.

(E)
During the fourth quarter of 2012, Sweden enacted a corporate income tax rate reduction of 4.3 percentage points. As a result, we recognized a deferred tax benefit of $20 million during the fourth quarter of 2012 to reflect this change.

(F)
During the fourth quarter of 2012, Belgium enacted a tax law change. As a result, we recognized a valuation allowance of $8 million during the fourth quarter of 2012 to reflect the impact of this change.

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2013 – forward
Belgium, Bulgaria, and France	2012 – forward
U.S. federal, state, and local	2011 – forward
Luxembourg and the Netherlands	2010 – forward
Sweden	2009 – forward
Norway	2005 – forward

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of the dates presented (in millions):

	December 31,
	2014	2013
Deferred tax liabilities:
Franchise license and other intangible assets	$865	$958
Property, plant, and equipment	157	179
Other, net	30	—
Total deferred tax liabilities	1,052	1,137
Deferred tax assets:
Net operating loss and other carryforwards	(22)	(26)
Employee and retiree benefit accruals	(61)	(48)
Foreign tax credit carryforwards, net	(157)	(218)
Other, net	—	(46)
Total deferred tax assets	(240)	(338)
Valuation allowances on deferred tax assets	19	19
Net deferred tax liabilities	$831	$818
Current deferred income tax assets(A)	$67	$31
Current deferred income tax liabilities(B)	9	6
Noncurrent deferred income tax assets(C)	88	260
Noncurrent deferred income tax liabilities	977	1,103
Net deferred tax liabilities	$831	$818
___________________________

(A)	Amounts are included in other current assets on our Consolidated Balance Sheets.

(B)	Amounts are included in other current liabilities on our Consolidated Balance Sheets.

(C)	Amounts are included in other noncurrent assets on our Consolidated Balance Sheets.

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. As of December 31, 2014 and 2013, we had valuation allowances of $19 million. We believe our remaining deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law. As of December 31, 2014, our net tax operating loss carryforwards totaled $167 million, of which $21 million expire between 2030 and 2034, and the remainder does not expire. As of December 31, 2014, our foreign tax credit carryforwards totaled $165 million, which expire between 2021 and 2023.

Repatriation of Foreign Earnings

During the third quarter of 2014, we repatriated to the U.S. $450 million of our 2014 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2014 foreign earnings that were not repatriated in 2014, will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions.

During the fourth quarter of 2013, we repatriated to the U.S. $450 million of our 2013 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2013 foreign earnings that were not repatriated in 2013, will continue to remain permanently reinvested.

We had approximately $1.8 billion in cumulative undistributed foreign historical earnings as of December 31, 2014. These historical earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The historical earnings from our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these foreign historical earnings to the U.S. in the form of dividends, or otherwise, would subject us to U.S. income taxes, as adjusted for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Other

We are subject to surtaxes on dividends and certain other distributions paid by some of our European entities, including those in France and Belgium, to entities outside of their jurisdiction. We recognize this incremental income tax only when one of these subsidiaries declares a taxable dividend. As of the end of 2014, we have undistributed retained earnings of $537 million that would be subject to this tax if distributed. If all of these undistributed retained earnings were to be declared as dividends, we would be subject to additional income taxes of approximately $21 million.

Note 11
SHARE-BASED COMPENSATION PLANS

Share-Based Payment Awards

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted share units, some with performance and/or market conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. During the years ended December 31, 2014, 2013, and 2012, compensation expense related to our share-based payment awards totaled $28 million, $33 million, and $35 million, respectively, including expense related to the portion of converted share-based payment awards unvested as of the date of the Merger.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest in three annual tranches over a period of 36 months; and (3) expire 10 years from the date of grant. Generally, when options are exercised, we issue new shares rather than issuing treasury shares.

The following table summarizes the weighted average grant-date fair value per unit and assumptions that were used to estimate the grant-date fair values of the share options granted during the periods presented:

Grant-Date Fair Value	2014	2013	2012
Share options with service conditions	$6.78	$7.27	$5.67
Assumptions:
Dividend yield(A)	2.60%	2.50%	2.25%
Expected volatility(B)	22.5%	25.0%	25.0%
Risk-free interest rate(C)	1.6%	1.3%	0.9%
Expected life(D)	5.0 years	5.0 years	6.0 years
___________________________

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

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

The following table summarizes our share option activity for the periods presented (shares in thousands):

	2014		2013		2012
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	8,527	$21.39	8,846	$18.53	9,354	$15.89
Granted	1,095	43.13	976	41.73	1,185	30.79
Exercised(A)	(1,059)	14.72	(1,271)	17.04	(1,663)	12.47
Forfeited, expired, or canceled	(15)	34.96	(24)	21.32	(30)	17.49
Outstanding at end of year	8,548	24.98	8,527	21.39	8,846	18.53
Options exercisable at end of year	6,825	20.68	6,853	17.61	6,598	15.20
___________________________

(A)	The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $32 million, $27 million, and $28 million, respectively.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2014 (shares in thousands):

	Outstanding			Exercisable
Ranges of Exercise Price	Options Outstanding(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 6.00 to $ 10.00	752	3.83	$6.74	752	3.83	$6.74
10.01 to 14.00	1,017	4.84	13.12	1,017	4.84	13.12
14.01 to 19.00	1,767	1.74	15.27	1,767	1.74	15.27
24.00 to 29.00	1,879	6.40	25.35	1,879	6.40	25.35
29.01 to 35.00	1,073	7.85	30.79	982	7.85	30.79
Over 35.01	2,060	9.36	42.47	428	8.83	41.73
	8,548	5.92	24.98	6,825	5.04	20.68
___________________________

(A)	As of December 31, 2014, the aggregate intrinsic value of options outstanding and options exercisable was $164 million and $161 million, respectively.

As of December 31, 2014, we had approximately $9 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of 1.7 years.

Restricted Share Units

Our restricted share units generally vest upon continued employment for a period of at least 36 months and the attainment of certain market conditions and performance targets. Our restricted share unit awards entitle the participant to hypothetical dividends (which are paid only if the restricted share units vest), but not voting rights. Unvested restricted share units are restricted as to disposition and subject to forfeiture.

We granted 0.6 million, 0.5 million, and 0.7 million restricted share units during the years ended December 31, 2014, 2013, and 2012, respectively. Approximately 0.4 million, 0.4 million, and 0.5 million of the restricted share units granted in 2014, 2013, and 2012, respectively, were performance share units (PSUs) for which the ultimate number of shares earned is determined at the end of the stated performance period. The PSUs granted also contain a market condition that adjusts the number of PSUs otherwise earned based on the following year's EPS results. Specifically, the percentage of the target PSUs earned based on EPS growth is adjusted (upward or downward) based on our Total Shareholder Return (TSR) performance, as compared to the TSR of the companies in the S&P 500 over the performance period.

The following table summarizes the weighted average grant-date fair value per unit and assumptions that were used to estimate the grant-date fair values of the restricted share units granted during the periods presented:

Grant-Date Fair Value	2014	2013	2012
Restricted share units with service conditions	$44.18	$41.28	$30.85
Restricted share units with service and performance conditions	n/a	n/a	28.32
Restricted share units with service, performance, and market conditions(A)	44.51	43.12	31.99
Assumptions:
Dividend yield(B)	2.60%	2.50%	2.25%
Expected volatility(C)	22.5%	25.0%	25.0%
Risk-free interest rate(D)	1.6%	1.3%	0.9%
___________________________

(A)	We have determined the grant-date fair value for these awards using a Monte Carlo simulation model since they are subject to a market condition.

(B)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(C)
The expected volatility was determined by using a combination of the historical volatility of our stock (as well as Legacy CCE’s stock for periods prior to the Merger), the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(D)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

The following table summarizes our restricted share units award activity during the periods presented (shares in thousands):

	Restricted Share Units	Weighted Average Grant- Date Fair Value	Performance Share Units	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2012	909	$20.96	7,010	$13.45
Granted	195	30.85	500	31.99
Vested(A)	(539)	18.49	(3,203)	6.84
Forfeited or canceled	(14)	23.54	(15)	21.60
Performance adjustment(B)	n/a	n/a	(249)	25.85
Outstanding at December 31, 2012	551	26.80	4,043	20.26
Granted	149	41.28	377	43.12
Vested(A)	(157)	25.24	(2,295)	15.22
Forfeited or canceled	(19)	27.87	(35)	27.74
Performance adjustment(C)	n/a	n/a	140	39.09
Outstanding at December 31, 2013	524	31.34	2,230	31.25
Granted	184	44.18	388	44.51
Vested(A)	(258)	26.28	(942)	24.50
Forfeited or canceled	(19)	34.87	(35)	33.93
Performance adjustment(D)	n/a	n/a	39	39.19
Outstanding at December 31, 2014(E)	431	39.72	1,680	38.37
___________________________

(A)	The total fair value of restricted share units that vested during the years ended December 31, 2014, 2013, and 2012 was $54 million, $90 million, and $113 million, respectively.

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

(D)
Based on our financial results for the performance and market condition period, our 2013 performance share units will pay out at 149 percent of the target award. The ultimate vesting of these performance share units is subject to the participant satisfying the remaining service condition of the award.

(E)
The target awards for our performance share units are included in the preceding table and are adjusted, as necessary, in the period that the performance and/or market conditions are satisfied. The minimum, target, and maximum awards for our 2014 performance share units outstanding as of December 31, 2014 were 0.2 million, 0.4 million, and 0.9 million, respectively.

As of December 31, 2014, we had approximately $45 million in total unrecognized compensation expense related to our restricted share unit awards based on our current expectations for payout of our performance share units. We expect to recognize this compensation cost over a weighted average period of 2.4 years.

Shares Available for Future Grant

The following table summarizes the shares available for future grant as of December 31, 2014 that may be used to grant share options and/or restricted share units (in millions):

Shares Available for Future Grant
Performance share units at current expected payout	9.1

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

The following table summarizes our basic and diluted earnings per common share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2014	2013	2012
Net income	$663	$667	$677
Basic weighted average shares outstanding	247	268	294
Effect of dilutive securities(A)	5	5	7
Diluted weighted average shares outstanding	252	273	301
Basic earnings per share	$2.68	$2.49	$2.30
Diluted earnings per share	$2.63	$2.44	$2.25
___________________________

(A)
Outstanding options to purchase 1.0 million shares for both the years ended December 31, 2014 and 2013, and 1.5 million shares for the year ended December 31, 2012, were excluded from the diluted earnings per share calculation because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding and unvested restricted share units was included in the effect of dilutive securities.

During 2014, we paid dividends of $246 million. In February 2014, our Board of Directors approved an increase in our quarterly dividend from $0.20 per share to $0.25 per share beginning in the first quarter of 2014, and in February 2015, our Board of Directors approved an increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.

We have 100 million shares of preferred shares authorized. As of December 31, 2014, 2013, and 2012, there were no preferred shares outstanding.

Note 13
OPERATING SEGMENT

We operate in one industry and have one operating segment. This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales in 2014, 2013, or 2012.

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

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
2014:
Net sales(A)	$8,264	$—	$8,264
Operating income (loss)(B)	1,151	(132)	1,019
Interest expense, net	—	119	119
Depreciation and amortization	270	39	309
Long-lived assets, net(C)(D)	5,882	201	6,083
Capital asset investments	310	22	332
2013:
Net sales(A)	$8,212	$—	$8,212
Operating income (loss)(B)	1,063	(149)	914
Interest expense, net	—	103	103
Depreciation and amortization	273	35	308
Long-lived assets, net(C)(D)	6,587	370	6,957
Capital asset investments	296	17	313
2012:
Net sales(A)	$8,062	$—	$8,062
Operating income (loss)(B)	1,073	(145)	928
Interest expense, net	—	94	94
Depreciation and amortization	305	30	335
Long-lived assets, net(C)(D)	6,435	313	6,748
Capital asset investments	360	18	378
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of our total net sales for the periods presented:

	2014	2013	2012
Net sales:
Great Britain	34%	33%	34%
France	30	30	30
Belgium	15	15	15
The Netherlands	8	8	8
Norway	7	8	7
Sweden	6	6	6
Total	100%	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market gains on our non-designated commodity hedges of $2 million in 2014. Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges of $7 million and $4 million during 2013 and 2012, respectively. As of December 31, 2014, our Corporate segment included net mark-to-market losses on non-designated commodity hedges totaling $10 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 5.

(C)	The following table summarizes the percentage of net property, plant, and equipment by country and our Corporate segment as of the dates presented:

	December 31,
	2014	2013
Property, plant, and equipment, net:
Great Britain	33%	33%
France	24	23
Belgium	18	19
Norway	8	8
The Netherlands	7	7
Sweden	6	7
Corporate	4	3
Total	100%	100%

(D)	Amounts disclosed as long-lived assets in our Corporate segment for 2014 and 2013 include $88 million and $260 million, respectively, related to deferred income tax assets.

Note 14
RESTRUCTURING ACTIVITIES

The following table summarizes our restructuring costs by segment for the periods presented (in millions):

	2014	2013	2012
Europe(A)	$81	$120	$85
Corporate	—	—	—
Total	$81	$120	$85
___________________________

(A)
All restructuring expenses recorded during 2014 related to our business transformation program. During 2013 and 2012, we recorded restructuring expense of $99 million and $46 million, respectively, related to our business transformation program, and $21 million and $39 million, respectively, related to our Norway business optimization which concluded at the end of 2013.

Business Transformation Program

In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. Through this program we have: (1) streamlined and reduced the cost structure of our finance support function, including the establishment of a centralized shared services center; (2) restructured our sales and marketing organization to better align central and field sales, and deployed standardized channel-focused organizations within each of our territories; and (3) improved the efficiency and effectiveness of certain aspects of our operations, including activities related to our cold-drink equipment.

We are substantially complete with this program as of December 31, 2014, and our nonrecurring restructuring charges totaled $226 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. During the years ended December 31, 2014, 2013, and 2012, we recorded nonrecurring restructuring charges under this program totaling $81 million, $99 million, and $46 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in SD&A on our Consolidated Statements of Income.

The following table summarizes these restructuring charges for the period presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(B)	Other(C)	Total
Balance as of January 1, 2012(A)	$—	$—	$—	$—
Provision	41	2	3	46
Cash payments	—	—	(2)	(2)
Noncash items	—	(2)	—	(2)
Balance as of December 31, 2012(A)	41	—	1	42
Provision	67	5	27	99
Cash payments	(78)	—	(17)	(95)
Noncash items	—	(5)	1	(4)
Balance as of December 31, 2013(A)	30	—	12	42
Provision	26	7	48	81
Cash payments	(33)	—	(55)	(88)
Noncash items	—	(7)	—	(7)
Balance as of December 31, 2014(A)	$23	$—	$5	$28
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Consolidated Balance Sheets.

(B)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

(C)
In 2012 and 2013, these charges primarily related to program management and consulting costs. During 2014, these charges primarily related to costs incurred regarding our cold-drink operations, including social and other transition costs associated with the transfer of certain employees and assets to a third party.

Note 15
SHARE REPURCHASES

Beginning in October 2010, our Board of Directors has approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $3.7 billion in outstanding shares, representing 112.4 million shares, under these resolutions. In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We currently have $569 million in authorized share repurchases remaining under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion.

We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. We currently expect to purchase approximately $600 million in outstanding shares during 2015 under our share repurchase program, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases.

The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	2014	2013	2012
Number of shares repurchased	20.2	27.2	27.1
Weighted average purchase price per share	$45.79	$36.95	$28.81
Amount of share repurchases(A)	$925	$1,006	$780
___________________________

(A)	Total cash paid during 2014 for these share repurchases totaled $912 million due to the timing of settlement.

Note 16
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the periods presented (in millions, except per share data):

2014	First(A)	Second(B)	Third(C)	Fourth(D)(E)	Full Year
Net sales	$1,870	$2,333	$2,136	$1,925	$8,264
Gross profit	650	846	808	669	2,973
Operating income	184	295	345	195	1,019
Net income	115	198	238	112	663
Basic earnings per share(F)	$0.45	$0.80	$0.97	$0.46	$2.68
Diluted earnings per share(F)	$0.44	$0.78	$0.96	$0.46	$2.63

2013	First(A)	Second(B)	Third(C)	Fourth(D)(E)	Full Year
Net sales	$1,850	$2,156	$2,174	$2,032	$8,212
Gross profit	634	753	787	688	2,862
Operating income	111	272	314	217	914
Net income	61	182	289	135	667
Basic earnings per share(F)	$0.22	$0.67	$1.09	$0.52	$2.49
Diluted earnings per share(F)	$0.21	$0.66	$1.07	$0.51	$2.44
___________________________
The following items included in our reported results affected the comparability of our year-over-year quarterly financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability).

(A)
Net income in the first quarter of 2014 included (1) net mark-to-market losses totaling $2 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period and (2) charges totaling $8 million ($5 million net of tax, or $0.02 per diluted share) related to restructuring activities.

Net income in the first quarter of 2013 included (1) net mark-to-market losses totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period and (2) charges totaling $68 million ($49 million net of tax, or $0.18 per diluted share) related to restructuring activities.

(B)
Net income in the second quarter of 2014 included (1) net mark-to-market gains totaling $8 million ($5 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period and (2) charges totaling $54 million ($36 million net of tax, or $0.14 per diluted share) related to restructuring activities.

Net income in the second quarter of 2013 included (1) net mark-to-market losses totaling $8 million ($6 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period and (2) charges totaling $34 million ($25 million net of tax, or $0.09 per diluted share) related to restructuring activities.

(C)
Net income in the third quarter of 2014 included (1) charges totaling $1 million ($1 million net of tax) related to restructuring activities; (2) net mark-to-market gains totaling $8 million ($6 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; and (3) net tax items totaling $6 million ($0.02 per diluted share) principally related to the tax impact on the cumulative nonrecurring items on the quarter.

Net income in the third quarter of 2013 included (1) net mark-to-market gains totaling $1 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $7 million ($4 million net of tax, or $0.01 per diluted share) related to restructuring activities; and (3) a deferred tax benefit of $71 million ($0.26 per diluted share) due to a tax rate reduction in the United Kingdom.

(D)
Net income in the fourth quarter of 2014 included (1) net mark-to-market losses totaling $12 million ($9 million net of tax, or $0.04 per diluted share) related to non-designated commodity hedges associated with underlying transactions that related to a different reporting period; (2) charges totaling $18 million ($13 million net of tax, or $0.05 per diluted share) related to restructuring activities; and (3) charges totaling $10 million ($8 million net of tax, or $0.03 per diluted share) related to the impairment of our investment in our recycling joint venture in Great Britain.
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

(E)	There was one less selling day in the first quarter of 2014 versus the first quarter of 2013, and there was one additional selling day in the fourth quarter of 2014 versus the fourth quarter of 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2014, and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8 - Financial Statements and Supplementary Data” in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our shareowners to be held on April 28, 2015 (our “2015 Proxy Statement”) under the heading “Proposal 1: Election of Directors — Nominees for Election” and is incorporated into this report by reference.

Set forth below is information as of February 12, 2015, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	66	Chairman and Chief Executive Officer since October 2010. Prior to that, he served as Chairman and Chief Executive Officer of Coca-Cola Enterprises Inc. from April 2008 to October 2010.
William W. Douglas III	54
Executive Vice President, Supply Chain. Prior to that, he held the following positions: Executive Vice President and Chief Financial Officer from October 2010 to October 2013; Executive Vice President and Chief Financial Officer for Coca-Cola Enterprises Inc. from April 2008 to October 2010.

Hubert Patricot	55
Executive Vice President and President, European Group since October 2010. Prior to that, he held the following positions at Coca-Cola Enterprises Inc.: Executive Vice President and President, European Group from July 2008 to October 2010.

Laura Brightwell	48
Senior Vice President, Public Affairs and Communications since October 2010. Prior to that, she was the Vice President, Public Affairs and Communications for Coca-Cola Enterprises Inc. from March 2007 to October 2010.

Manik H. Jhangiani	49
Senior Vice President and Chief Financial Officer since November 2013. Prior to that, he was Vice President, Finance from September 2012 to October 2013. Prior to joining the Company, he was Group Chief Financial Officer with Bharti Enterprises from 2009 to 2012. He served as the Chief Financial Officer for Coca-Cola Hellenic Bottling Company from 2004 to 2009.

Pamela Kimmet	56	Senior Vice President, Human Resources since October 2010. Prior to that, she served as Senior Vice President, Human Resources of Coca-Cola Enterprises Inc. from June 2008 to October 2010.
John R. Parker, Jr.	63
Senior Vice President, General Counsel and Strategic Initiatives since October 2010. Prior to that, he was Senior Vice President, General Counsel and Strategic Initiatives from June 2008 to October 2010.

Yahya Sezer	52
Senior Vice President and Chief Information Officer since October 2010. Prior to that he was the Senior Vice President and Chief Information Officer for Coca-Cola Enterprises Inc. from October 2006 to October 2010.

Suzanne D. Patterson	53
Vice President, Controller, and Chief Accounting Officer since October 2010. Prior to that, she was Vice President, Controller, and Chief Accounting Officer for Coca-Cola Enterprises Inc. from May 2009 to October 2010.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2015 Proxy Statement under the headings “Security Ownership of Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance.” Information about the Audit Committee and the Audit Committee Financial Experts is in our 2015 Proxy Statement under the heading “Proposal 1: Election of Directors — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

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

Information about director compensation is in our 2015 Proxy Statement under the heading “Governance of the Company — Director Compensation,” and information about executive compensation is in our 2015 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2015 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2015 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us and certain related persons is in our 2015 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2015 Proxy Statement under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Income — Years Ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2014, 2013, and 2012.

Consolidated Balance Sheets — December 31, 2014 and 2013.

Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2014, 2013, and 2012.

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
Exhibit 2.1 to our Current Report on Form 8-K, filed September 7, 2010.

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 to our Current Report on Form 8-K, filed on October 5, 2010.

3.2	Bylaws of Coca-Cola Enterprises, Inc.	Exhibit 3.1 to our Current Report on Form 8-K, filed on December 19, 2013.

4.1	Form of Indenture between International CCE Inc. and Deutsche Bank Trust Company Americas, as Trustee.	Exhibit 4.1 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (333-168565), filed on September 1, 2010.

4.2	Form of 2.125% Notes due 2015.	Exhibit 4.1 to our Current Report on Form 8-K filed on September 14, 2010.

4.3	Form of 3.500% Notes due 2020.	Exhibit 4.2 to our Current Report on Form 8-K filed on September 14, 2010.

4.4	Form of 2.000% Notes due 2016.	Exhibit 4.1 to our Current Report on Form 8-K filed on August 19, 2011.

4.5	Form of 3.250% Notes due 2021.	Exhibit 4.2 to our Current Report on Form 8-K filed on August 19, 2011.

4.6	Form of 4.500% Notes due 2021.	Exhibit 4.1 to our Current Report on Form 8-K filed on February 18, 2011.

10.1	Coca-Cola Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors (Effective October 2, 2010).*	Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.2	Coca-Cola Enterprises, Inc. Supplemental Savings Plan (As Amended and Restated Effective December 18, 2012).*	Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.3	Restated Employment Agreement between John F. Brock and Coca-Cola Enterprises, Inc. (Effective October 21, 2014).*	Exhibit 10.1 to our Quarterly Report on Form 10-Q (Date of Report: September 26, 2014).

10.4	Employment Agreement between William Douglas and Coca-Cola Enterprises, Inc.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.5	Employment Agreement between John Parker and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Quarterly Report on Form 10-Q (Date of Report: October 26, 2012).

10.6	Employment Agreement between Suzanne D. Patterson and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.7	Employment Agreement between Hubert Patricot and Coca-Cola Enterprises Europe, Ltd.*	Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.8	Employment Agreement between Pamela Kimmet and Coca-Cola Enterprises, Inc.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q (Date of Report: September 27, 2013).

10.9	Employment Agreement between Esat Sezer and Coca-Cola Enterprises, Inc.*	Exhibit 10.4 to our Quarterly Report on Form 10-Q (Date of Report: September 27, 2013).

10.10	Restated Employment Agreement between Laura Brightwell and Coca-Cola Enterprises, Ltd. (Effective December 31, 2014).*	Filed herewith.

10.11	Restated Employment Agreement between Manik Jhangiani and Coca-Cola Enterprises, Ltd. (Effective December 15, 2014).*	Filed herewith.

10.12.1	Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: February 9, 2012).

10.12.2	Form of Performance Share Unit Agreement For Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.8.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.12.3
Form of Performance Share Unit Agreement For Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*
Exhibit 10.8.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.12.4	Form of Stock Option Agreement For Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.8.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.12.5	Form of Stock Option Agreement For Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.8.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.12.6	2012 Special Restricted Stock Unit Award Agreement to Manik Jhangiani in connection with the 2010 Coca-Cola Enterprises, Inc. Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.6 to our Quarterly Report Form 10-Q (Date of Report: September 27, 2013).

10.12.7	2012 Annual Restricted Stock Unit Award Agreement to Manik Jhangiani in connection with the 2010 Coca-Cola Enterprises, Inc. Incentive Award Plan (As Amended Effective February 7, 2012).*	Exhibit 10.7 to our Quarterly Report Form 10-Q (Date of Report: September 27, 2013).

10.13.1	The Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (Effective October 2, 2010).*	Exhibit 4.1 to our Registration Statement on Form S-8 (Date of Report: October 4, 2010).

10.13.2	Form of Stock Option Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.13.3	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.13.4	Form of Stock Option Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan and the 2010 UK Approved Option Subplan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.13.5	Form of Performance Share Unit Agreement for Senior Officers in the United States in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.13.6	Form of Performance Share Unit Agreement for Senior Officers in the United Kingdom in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan.*	Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: November 3, 2010).

10.14.1	The Coca-Cola Enterprises, Inc. Legacy Long-Term Incentive Plan As Amended and Restated (Effective December 14, 2010).*	Exhibit 10.9.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.14.2	Form of 2006 Stock Option Agreement (Chief Executive Officer) in connection with the 2004 Stock Award Plan.*†	Exhibit 10.1 to the Current Report on Form 8-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) (Date of Report: August 3, 2006).

10.14.3	Form of 2007 Stock Option Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan.*†	Exhibit 10.31 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.14.4	Form of 2007 Stock Option Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan.*†	Exhibit 10.32 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2007.

10.14.5	Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.*†	Exhibit 10.16.4 to the Annual Report on Form 10-K for Coca-Cola Enterprises Inc., our predecessor entity (SEC File No. 1-09300) for the fiscal year ended December 31, 2008.

10.15	The Coca-Cola Enterprises, Inc. Executive Long-Term Disability Plan (Effective October 2, 2010).*	Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: October 7, 2010).

10.16
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

10.17
Form of Bottler's Agreement made and entered into with effect from October 2, 2010, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.2 to our Current Report on Form 8-K filed on October 5, 2010.

10.18	Incidence Pricing Agreement dated as of October 2, 2010 between Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Exhibit 10.3 to our Current Report on Form 8-K filed on October 5, 2010.

10.19
Form of Corporate Name Letter dated as of October 2, 2010 by and among Coca-Cola Enterprises, Inc., The Coca-Cola Company, The Coca-Cola Export Corporation, and the bottling subsidiaries of Coca-Cola Enterprises, Inc.
Exhibit 10.4 to our Current Report on Form 8-K filed on October 5, 2010.

10.20	Tax Sharing Agreement dated February 25, 2010 among Coca-Cola Enterprises, Inc., Coca-Cola Refreshments USA, Inc., and The Coca-Cola Company.	Exhibit 10.5 to our Current Report on Form 8-K filed on October 5, 2010.

10.21	Trust Deed and Rules of the Coca-Cola Enterprises UK Employee Share Plan.	Exhibit 4.2 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.22	Rules of the Coca-Cola Enterprises Belgium/Coca-Cola Enterprises Services Belgian and Luxembourg Stock Savings Plan.	Exhibit 4.3 to our Registration Statement on Form S-8 (333-169733) filed on October 4, 2010.

10.23	Form of Director Indemnification Agreement.	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Coca-Cola Enterprises, Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
___________________________

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).
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

Date: February 12, 2015

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. BROCK	Chairman and Chief Executive Officer	February 12, 2015
(John F. Brock)

/s/ MANIK H. JHANGIANI	Senior Vice President and Chief Financial Officer (principal financial officer)	February 12, 2015
(Manik H. Jhangiani)

/s/ SUZANNE D. PATTERSON	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 12, 2015
(Suzanne D. Patterson)

*	Director	February 12, 2015
(Jan Bennink)

*	Director	February 12, 2015
(Calvin Darden)

*	Director	February 12, 2015
(L. Phillip Humann)

*	Director	February 12, 2015
(Orrin H. Ingram II)

*	Director	February 12, 2015
(Thomas H. Johnson)

*	Director	February 12, 2015
(Suzanne B. Labarge)

*	Director	February 12, 2015
(Véronique Morali)

*	Director	February 12, 2015
(Andrea Saia)

*	Director	February 12, 2015
(Garry Watts)

*	Director	February 12, 2015
(Curtis R. Welling)

*	Director	February 12, 2015
(Phoebe A. Wood)

*By:	/s/ JOHN R. PARKER, JR
John R. Parker, Jr
Attorney-in-Fact