Form 10-Q
period 2015-04-03
COCA-COLA ENTERPRISES, INC.
filed 2015-04-30
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015
or

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
232,985,422 Shares of $0.01 Par Value Common Stock as of April 3, 2015

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	First Quarter
	2015	2014
Net sales	$1,631	$1,870
Cost of sales	1,063	1,220
Gross profit	568	650
Selling, delivery, and administrative expenses	410	466
Operating income	158	184
Interest expense, net	30	28
Other nonoperating income (expense)	2	(1)
Income before income taxes	130	155
Income tax expense	34	40
Net income	$96	$115
Basic earnings per share	$0.41	$0.45
Diluted earnings per share	$0.40	$0.44
Dividends declared per share	$0.28	$0.25
Basic weighted average shares outstanding	235	255
Diluted weighted average shares outstanding	240	260

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in millions)

	First Quarter
	2015	2014
Net income	$96	$115
Components of other comprehensive (loss) income:
Currency translations
Pretax activity, net	(279)	11
Tax effect	—	—
Currency translations, net of tax	(279)	11
Net investment hedges
Pretax activity, net	152	(2)
Tax effect	(53)	1
Net investment hedges, net of tax	99	(1)
Cash flow hedges
Pretax activity, net	(2)	(3)
Tax effect	—	1
Cash flow hedges, net of tax	(2)	(2)
Pension plan adjustments
Pretax activity, net	7	6
Tax effect	(2)	(1)
Pension plan adjustments, net of tax	5	5
Other comprehensive (loss) income, net of tax	(177)	13
Comprehensive (loss) income	$(81)	$128

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 3, 2015	December 31, 2014
ASSETS
Current:
Cash and cash equivalents	$301	$223
Trade accounts receivable, less allowances of $15 and $17, respectively	1,475	1,514
Amounts receivable from The Coca-Cola Company	63	67
Inventories	358	388
Other current assets	320	268
Total current assets	2,517	2,460
Property, plant, and equipment, net	1,957	2,101
Franchise license intangible assets, net	3,423	3,641
Goodwill	94	101
Other noncurrent assets	199	240
Total assets	$8,190	$8,543
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,770	$1,872
Amounts payable to The Coca-Cola Company	97	104
Current portion of debt	523	632
Total current liabilities	2,390	2,608
Debt, less current portion	3,678	3,320
Other noncurrent liabilities	189	207
Noncurrent deferred income tax liabilities	917	977
Total liabilities	7,174	7,112
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 355,157,319 and 354,551,447 shares, respectively	3	3
Additional paid-in capital	3,990	3,958
Reinvested earnings	2,021	1,991
Accumulated other comprehensive loss	(891)	(714)
Common stock in treasury, at cost – 122,171,897 and 115,305,477 shares, respectively	(4,107)	(3,807)
Total shareowners’ equity	1,016	1,431
Total liabilities and shareowners’ equity	$8,190	$8,543

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Quarter
	2015	2014
Cash Flows from Operating Activities:
Net income	$96	$115
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	71	75
Share-based compensation expense	8	8
Deferred income tax benefit	(9)	(4)
Pension expense less than contributions	(5)	(2)
Net changes in assets and liabilities	(3)	(125)
Net cash derived from operating activities	158	67
Cash Flows from Investing Activities:
Capital asset investments	(98)	(88)
Capital asset disposals	—	12
Other investing activities, net	(9)	—
Net cash used in investing activities	(107)	(76)
Cash Flows from Financing Activities:
Net change in commercial paper	(109)	402
Issuances of debt	527	—
Payments on debt	(3)	(104)
Shares repurchased under share repurchase programs	(313)	(289)
Dividend payments on common stock	(65)	(63)
Other financing activities, net	10	6
Net cash derived from (used in) financing activities	47	(48)
Net effect of currency exchange rate changes on cash and cash equivalents	(20)	—
Net Change in Cash and Cash Equivalents	78	(57)
Cash and Cash Equivalents at Beginning of Period	223	343
Cash and Cash Equivalents at End of Period	$301	$286

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the first quarter of 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expense allocations) considered necessary for fair presentation have been included. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K).
Our Condensed Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest. All significant intercompany accounts and transactions are eliminated in consolidation.
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There were four additional selling days in the first quarter of 2015 versus the first quarter of 2014, and there will be four fewer selling days in the fourth quarter of 2015 versus the fourth quarter of 2014 (based upon a standard five-day selling week).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015	67	65	65	64	261
2014	63	65	65	68	261
Change	4	—	—	(4)	—

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	April 3, 2015	December 31, 2014
Finished goods	$221	$238
Raw materials and supplies	137	150
Total inventories	$358	$388

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	April 3, 2015	December 31, 2014
Land	$136	$147
Building and improvements	897	961
Machinery, equipment, and containers	1,393	1,476
Cold drink equipment	1,112	1,168
Vehicle fleet	83	91
Furniture, office equipment, and software	280	287
Property, plant, and equipment	3,901	4,130
Accumulated depreciation and amortization	(2,084)	(2,162)
	1,817	1,968
Construction in process	140	133
Property, plant, and equipment, net	$1,957	$2,101

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	April 3, 2015	December 31, 2014
Trade accounts payable	$510	$537
Accrued customer marketing costs	643	656
Accrued compensation and benefits	218	257
Accrued taxes	145	172
Accrued deposits	57	60
Other accrued expenses	197	190
Accounts payable and accrued expenses	$1,770	$1,872

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
The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	First Quarter
	2015	2014
Amounts affecting net sales:
Fountain syrup and packaged product sales	$3	$4
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(481)	$(542)
Purchases of finished products	(11)	(10)
Marketing support funding earned	46	51
Total	$(446)	$(501)
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
The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	April 3, 2015	December 31, 2014
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$116	$58
Foreign currency contracts	Other noncurrent assets	11	—
Total		127	58
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	18	24
Commodity contracts	Other current assets	3	3
Total		21	27
Total Assets		$148	$85
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$55	$29
Foreign currency contracts	Other noncurrent liabilities	7	12
Total		62	41
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	24	22
Commodity contracts	Accounts payable and accrued expenses	7	8
Commodity contracts	Other noncurrent liabilities	4	5
Total		35	35
Total Liabilities		$97	$76
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	April 3, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.3 billion	June 2021	USD 1.3 billion	June 2021
The following tables summarize the effect of our derivative financial instruments, net of tax, designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Cash Flow Hedging Instruments	2015	2014
Foreign currency contracts	$6	$(5)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		First Quarter
Cash Flow Hedging Instruments	Location - Statements of Income	2015	2014
Foreign currency contracts	Cost of sales	$(5)	$1
Foreign currency contracts(C)	Other nonoperating income (expense)	13	(4)
Total		$8	$(3)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $12 million are expected to be reclassified from AOCI as the forecasted transactions occur. The amounts will be recorded on our Condensed Consolidated Statements of Income in the expense line item that is consistent with the nature of the underlying hedged item.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	April 3, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 639 million	December 2015	USD 222 million	July 2015
Commodity contracts	USD 160 million	December 2018	USD 125 million	December 2017
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
The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		First Quarter
Non-Designated Hedging Instruments	Location - Statements of Income	2015	2014
Commodity contracts	Cost of sales	$1	$(6)
Commodity contracts	Selling, delivery, and administrative expenses	—	(1)
Foreign currency contracts	Other nonoperating income (expense)(A)	14	1
Total		$15	$(6)
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
As of April 3, 2015, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $8 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2014	$1	$(11)	$(10)
Amounts recognized during the period and recorded in our Corporate segment, net	—	1	1
Amounts transferred from our Corporate segment to our Europe operating segment, net	—	1	1
Balance at April 3, 2015	$1	$(9)	$(8)
___________________________

(A)
Over the next 12 months, deferred losses totaling $4 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	April 3, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 400 million	November 2015	USD 250 million	November 2015
Foreign currency denominated debt	USD 2.0 billion	March 2030	USD 1.6 billion	May 2026
The following table summarizes the effect of our derivative financial instruments, net of tax, designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Net Investment Hedging Instruments	2015	2014
Foreign currency contracts	$17	$—
Foreign currency denominated debt	82	(1)
Total	$99	$(1)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	April 3, 2015		December 31, 2014
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$37	0.4%	$146	0.5%
U.S. dollar notes due 2015-2021	1,793	3.1	1,793	3.1
Euro notes due 2017-2030(B)	2,349	2.4	1,987	2.6
Capital lease obligations(C)	22	n/a	26	n/a
Total debt(D)	4,201		3,952
Current portion of debt	(523)		(632)
Debt, less current portion	$3,678		$3,320
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In March 2015, we issued €500 million, 1.9 percent notes due 2030.

(C)	These amounts represent the present value of our minimum capital lease payments.

(D)	The total fair value of our outstanding debt, excluding capital lease obligations, was $4.4 billion and $4.2 billion at
April 3, 2015 and December 31, 2014, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).
Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At April 3, 2015, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities required that our net debt to total capital ratio not exceed a defined amount. We were in compliance with these requirements as of April 3, 2015. On April 30, 2015,

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

the required net debt to total capital ratio was amended to an interest coverage ratio. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	First Quarter
	2015	2014
Components of net periodic benefit costs:
Service cost	$14	$14
Interest cost	13	16
Expected return on plan assets	(24)	(24)
Amortization of actuarial loss	7	6
Total costs	$10	$12
Contributions
Contributions to our pension plans totaled $15 million and $14 million during the first quarter of 2015 and 2014, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2015, as well as actual contributions for the year ended December 31, 2014 (in millions):

	Projected(A) 2015	Actual(A) 2014
Total pension contributions	$55	$51
___________________________

(A)	These amounts represent only contributions made by CCE.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 10—TAXES
Our effective tax rate was approximately 27 percent and 26 percent for the first quarter of 2015 and 2014, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Quarter
	2015	2014
U.S. federal statutory expense	$46	$54
Taxation of foreign operations, net(A)	(27)	(30)
U.S. taxation of foreign earnings, net of tax credits	12	13
Nondeductible items	2	3
Other, net	1	—
Total provision for income taxes	$34	$40
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

Repatriation of Current Year Foreign Earnings to the U.S.
During the third quarter of 2015, we expect to repatriate to the U.S. a portion of our 2015 foreign earnings to satisfy our 2015 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2015 foreign earnings and our actual 2015 U.S.-based cash flow needs. Our historical foreign earnings will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	First Quarter
	2015	2014
Net income	$96	$115
Basic weighted average shares outstanding	235	255
Effect of dilutive securities(A)	5	5
Diluted weighted average shares outstanding	240	260
Basic earnings per share	$0.41	$0.45
Diluted earnings per share	$0.40	$0.44
___________________________

(A)
Options to purchase 7.9 million and 8.2 million shares were outstanding at April 3, 2015 and March 28, 2014, respectively. During the first quarter of 2015 and 2014, options to purchase 1.0 million and 0.8 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

During the first quarter of 2015 and 2014, we repurchased 6.9 million and 6.6 million shares, respectively, under our share repurchase program. Refer to Note 15.
During the first quarter of 2015, we issued an aggregate of 0.6 million shares of common stock in connection with the exercise of share options with a total intrinsic value of $16.1 million.
Dividend payments on our common stock totaled $65 million and $63 million during the first quarter of 2015 and 2014, respectively. In February 2015, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment (our Europe operating segment). This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first quarter of 2015 or 2014.
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
The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
First Quarter 2015:
Net sales(A)	$1,631	$—	$1,631
Operating income (loss)(B)	190	(32)	158
First Quarter 2014:
Net sales(A)	$1,870	$—	$1,870
Operating income (loss)(B)	224	(40)	184
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Quarter
	2015	2014
Net sales:
Great Britain	35%	33%
France	30	31
Belgium	15	16
The Netherlands	8	8
Norway	7	7
Sweden	5	5
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market gains on our non-designated commodity hedges totaling $2 million for the first quarter of 2015, and net mark-to-market losses of $2 million for the first quarter of 2014. As of April 3, 2015, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

$8 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	First Quarter
	2015	2014
Europe (A)	$9	$8
Corporate	—	—
Total	$9	$8
___________________________

(A)	During the first quarter of 2015 we incurred $3 million under our business transformation program and $6 million related to other restructuring activities.
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
We are substantially complete with this program, and to date our nonrecurring restructuring charges totaled $229 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. During the first quarter of 2015 and 2014, we recorded nonrecurring restructuring charges under this program totaling $3 million and $8 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(B)	Other(C)	Total
Balance at January 1, 2014(A)	30	—	12	42
Provision	26	7	48	81
Cash payments	(33)	—	(55)	(88)
Noncash items	—	(7)	—	(7)
Balance at December 31, 2014(A)	23	—	5	28
Provision	—	—	3	3
Cash payments	(5)	—	—	(5)
Noncash items	—	—	—	—
Balance at April 3, 2015(A)	$18	$—	$8	$26
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

(B)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

(C)
During 2014, these charges primarily related to costs incurred regarding our cold drink operations, including social and other transition costs associated with the transfer of certain employees and assets to a third party.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)
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
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2014	$41	$(54)	$(7)	$(311)	$(331)
Other comprehensive (loss) income before reclassifications	(482)	166	34	20	(262)
Amounts reclassified from AOCI	—	—	(45)	(76)	(121)
Net change in other comprehensive (loss) income	(482)	166	(11)	(56)	(383)
Balance at December 31, 2014	(441)	112	(18)	(367)	(714)
Other comprehensive (loss) income before reclassifications	(279)	99	6	—	(174)
Amounts reclassified from AOCI	—	—	(8)	5	(3)
Net change in other comprehensive (loss) income	(279)	99	(2)	5	(177)
Balance at April 3, 2015	$(720)	$211	$(20)	$(362)	$(891)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.0 billion in outstanding shares, representing 119.3 million shares, under these resolutions. In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We currently have $269 million in authorized share repurchases remaining under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion.
We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.
The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	First Quarter
	2015	2014
Number of shares repurchased	6.9	6.6
Weighted average purchase price per share	$43.69	$45.23
Amount of share repurchases(A)	$300	$300
___________________________

(A)	Total cash paid in the first quarter of 2015 and 2014 for these share repurchases totaled $313 million and $289 million, respectively, due to the timing of settlement.
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

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	April 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$148	$—	$148	$—
Derivative liabilities(A)	$97	$—	$97	$—
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$85	$—	$85	$—
Derivative liabilities(A)	$76	$—	$76	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the first quarter of 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There were four additional selling days in the first quarter of 2015 versus the first quarter of 2014, and there will be four fewer selling days in the fourth quarter of 2015 versus the fourth quarter of 2014 (based upon a standard five-day selling week).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015	67	65	65	64	261
2014	63	65	65	68	261
Change	4	—	—	(4)	—
Strategic Vision and 2015 Business Plan
Our strategic vision is to “be the best beverage sales and service company,” and to support this vision we are focused on three primary objectives which are to (1) lead category value growth; (2) excel at serving our customers with world-class capabilities; and (3) drive an inclusive and passionate culture. In addition to these objectives, we operate with a strong commitment to sustainability leadership and a shared vision and partnership with The Coca-Cola Company (TCCC). For more information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
In alignment with our vision and objectives, our 2015 business plan is centered on strategies to navigate the realities of our operating environment, which include unfavorable macroeconomic conditions, a challenging customer environment, and shifting consumer taste and preferences. These strategies focus on leveraging our core brand portfolio, strengthening our focus on high growth brands, and continuing to promote brand and package innovation.
Financial Results
Our net income in the first quarter of 2015 was $96 million, or $0.40 per diluted share, compared to net income of $115 million, or $0.44 per diluted share, in the first quarter of 2014. The following items included in our reported results affect the comparability of our year-over-year financial performance (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
First Quarter 2015

•	Charges totaling $9 million ($7 million net of tax, or $0.03 per diluted share) related to our restructuring activities; and

•
Net mark-to-market gains totaling $2 million ($2 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

First Quarter 2014

•	Charges totaling $8 million ($5 million net of tax, or $0.02 per diluted share) related to our restructuring activities; and

•	Net mark-to-market losses totaling $2 million ($1 million net of tax) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

COCA-COLA ENTERPRISES, INC.

Our financial performance during the first quarter of 2015 reflects the impact of the following significant factors:

•	Strong currency headwinds which negatively impacted our results, partially offset by the benefit of four additional selling days compared to the first quarter of 2014;

•
Year-over-year volume increase of 1.0 percent adjusted for the selling day shift, and bottle and can net price per case decline of 2.0 percent reflecting the continued challenging marketplace environment and the impact of promotional activity;

•	Year-over-year bottle and can cost of sales per case decline of 2.0 percent resulting from favorable cost trends in certain key commodities;

•
Modest increases in underlying operating expenses versus prior year reflecting the impact of four additional selling days in the quarter, partially offset by the realized cost savings associated with our business transformation program; and

•	Year-over-year diluted earnings per share decline of 9.0 percent reflecting the negative impact of currency, partially offset by the benefit of our share repurchase program.
During the first quarter of 2015, the following two factors significantly impacted our operating and financial results: (1) the weakening of the euro currency compared to the U.S. dollar, which fell more than 15 percent year-over-year and (2) the four additional selling days in the first quarter of 2015 compared to the first quarter of 2014.
Excluding the impact of currency, our net sales grew 4.0 percent principally driven by the additional selling days. Also impacting net sales, bottle and can net price per case declined 2.0 percent and volume increased 1.0 percent, adjusted for the selling day shift. This performance reflects the continued difficult marketplace and macroeconomic trends across our territories and promotional activities embedded in our plan to drive growth. Our bottle and can net price per case performance also reflects the impact of strong prior year hurdles, as during the first quarter of 2014 we realized the highest pricing levels of the year.
On a territory basis, Great Britain delivered volume gains of 8.5 percent, reflecting the impact of promotional activities in the marketplace as well as cycling weak results in the first quarter of 2014. Continental Europe experienced a volume decline of 3.5 percent compared to growth of 3.5 percent in the first quarter of 2014. From a brand and product perspective, we continued to activate our marketing initiatives with a key focus on our recent territory expansions for Coca-Cola Life, smartwater, and Finley.
Bottle and can cost of sales per case declined 2.0 percent during the first quarter of 2015 reflecting the benefit of favorable cost trends for PET (plastic), which was largely the result of lower oil prices, and sugar. To mitigate our exposure to commodity price volatility we continue to execute our risk management strategy through the use of supplier agreements and hedging instruments.
Our underlying operating expenses increased modestly during the first quarter of 2015 reflecting the impact of four additional selling days, partially offset by the realized cost savings associated with our business transformation program and timing of expenditures.
During the first quarter of 2015, our diluted earnings per share declined 9.0 percent, driven by a $0.09 decrease due to currency headwinds, offsetting a $0.03 benefit from our share repurchase activity. We repurchased approximately $300 million of our shares under our share repurchase program in the first quarter of 2015.
Looking Forward
During the first quarter of 2015, we continued to work closely with our customers to execute the elements of our 2015 business plan and drive innovation to improve our long-term growth. Throughout the remainder of the year we will build on our new one-brand strategy aimed at bringing a common identity to our Coca-Cola trademark portfolio and encouraging consumers to “Choose Happiness.” Additionally we will commemorate the 100th anniversary of the contour Coca-Cola bottle and launch our marketing initiatives surrounding the 2015 Rugby World Cup which will take place in Great Britain later this year. We will also continue to elevate our brand visibility in the cold channel and expand our presence in the discount and digital channels. We remain focused on delivering our 2015 business plan, aimed at realizing the full value of our innovation and marketing initiatives and continuing to build shareowner value.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	First Quarter
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	65.2	65.2
Gross profit	34.8	34.8
Selling, delivery, and administrative expenses	25.1	25.0
Operating income	9.7	9.8
Interest expense, net	1.8	1.4
Other nonoperating income (expense)	0.1	(0.1)
Income before income taxes	8.0	8.3
Income tax expense	2.1	2.1
Net income	5.9%	6.2%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Europe	$190	120.5%	$224	121.5%
Corporate	(32)	(20.5)	(40)	(21.5)
Consolidated	$158	100.0%	$184	100.0%
During the first quarter of 2015, we generated operating income of $158 million, compared to $184 million in the same period of 2014. The following table summarizes the significant components of the year-over-year change in our operating income for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2015
	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$(44)	(24.0)%
Impact of bottle and can cost-mix on gross profit	23	12.5
Impact of bottle and can volume on gross profit	5	2.5
Impact of bottle and can selling day shift on gross profit	34	18.5
Impact of post-mix, non-trade, and other on gross profit	3	1.5
Net mark-to-market gains related to non-designated commodity hedges	4	2.0
Net impact of restructuring charges	(1)	(0.5)
Other selling, delivery, and administrative expenses	(14)	(7.5)
Currency exchange rate changes	(37)	(19.5)
Other changes	1	0.5
Change in operating income	$(26)	(14.0)%
Net Sales
Net sales decreased 13.0 percent in the first quarter of 2015 to $1.6 billion. This change includes currency exchange rate decreases of 17.0 percent when compared to the first quarter of 2014.

COCA-COLA ENTERPRISES, INC.

Net sales per case decreased 18.0 percent in the first quarter of 2015 when compared to the first quarter of 2014. The following table summarizes the significant components of the year-over-year change in our net sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2015
Changes in net sales per case:
Bottle and can net price per case	(2.0)%
Bottle and can currency exchange rate changes	(16.0)
Change in net sales per case	(18.0)%
During the first quarter of 2015, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances, and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During the first quarter of 2015, our bottle and can net price per case declined 2.0 percent versus the prior year as a result of increased promotional activity to respond to the ongoing marketplace challenges. Our bottle and can net price per case performance also reflects the impact of strong prior year hurdles, as during the first quarter of 2014 we realized the highest pricing levels of the year.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the period presented, as adjusted to reflect the impact of four additional selling days in the first quarter of 2015 when compared to the first quarter of 2014 (rounded to the nearest 0.5 percent):

First Quarter 2015
Change in volume	6.5%
Impact of selling day shift(A)	(5.5)
Change in volume, adjusted for selling day shift	1.0%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first quarter of 2015 when compared to the first quarter of 2014 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2015 Percent of Total	2014 Percent of Total
Coca-Cola trademark	—%	69.0%	69.5%
Sparkling flavors and energy	0.5	16.5	17.0
Juices, isotonics, and other	1.5	11.0	10.5
Water	15.0	3.5	3.0
Total	1.0%	100.0%	100.0%
During the first quarter of 2015, volume increased 1.0 percent when compared to the first quarter of 2014. Our volume performance reflects the continued difficult retail environment across our territories, coupled with the impact of promotional activities embedded in our plan to drive growth. Great Britain delivered volume gains of 8.5 percent, reflecting the impact of these promotional activities in the marketplace as well as cycling weak results in the first quarter of 2014. Continental Europe experienced a volume decline of 3.5 percent compared to growth of 3.5 percent in the first quarter of 2014.
In the first quarter of 2015, our Coca-Cola trademark beverage brand sales remained flat. Volume gains related to the expansion of Coca-Cola Life into all territories and the continued strong performance of Coca-Cola Zero were offset by declines in Coca-Cola Classic and Diet Coke/Coca-Cola light. Our sparkling flavors and energy category volume increased 0.5 percent during the first quarter of 2015, driven by increases in our energy portfolio, particularly Monster. These increases were partially offset by

COCA-COLA ENTERPRISES, INC.

declines in our sparkling flavors including Sprite and Fanta. Juices, isotonics, and other volume increased 1.5 percent in the first quarter of 2015 driven by a double-digit increase in Capri-Sun, partially offset by declines in Ocean Spray and Minute Maid. Sales volume of our water brands increased 15.0 percent in the first quarter of 2015, reflecting the successful introduction of smartwater in Great Britain and increased sales of Chaudfontaine in continental Europe.
During the first quarter of 2015, we continued to activate our marketing initiatives with a key focus on our recent territory expansions for Coca-Cola Life, smartwater, and Finley. Throughout the remainder of the year we plan to commemorate the 100th anniversary of the contour Coca-Cola bottle and execute our marketing initiatives surrounding the 2015 Rugby World Cup which will take place in Great Britain later this year. Also, our new one-brand strategy aimed at bringing a common identity to our Coca-Cola trademark portfolio and encouraging consumers to "Choose Happiness" will be a key focus.
Consumption
The following table summarizes our volume by consumption type for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first quarter of 2015 when compared to the first quarter of 2014 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2015 Percent of Total	2014 Percent of Total
Future Consumption(A)	1.0%	65.0%	64.5%
Immediate Consumption(B)	0.5	35.0	35.5
Total	1.0%	100.0%	100.0%
___________________________

(A)
Future consumption packages include containers that are typically one liter and greater, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are intended for consumption in the future.

(B)
Immediate consumption packages include containers that are typically less than one liter, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and are intended for consumption shortly after purchase.

Packages
The following table summarizes our volume by package type for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first quarter of 2015 when compared to the first quarter of 2014 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2015 Percent of Total	2014 Percent of Total
PET (plastic)	2.5%	43.5%	42.5%
Cans	(1.0)	40.5	41.5
Glass and other	1.0	16.0	16.0
Total	1.0%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.1 billion during the first quarter of 2015, representing a decrease of 13.0 percent when compared to the first quarter of 2014. This change includes a currency exchange rate decrease of 17.0 percent when compared to the first quarter of 2014.
Cost of sales per case decreased 18.0 percent in the first quarter of 2015 when compared to the first quarter of 2014. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2015
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(2.0)%
Bottle and can currency exchange rate changes	(16.0)
Change in cost of sales per case	(18.0)%

COCA-COLA ENTERPRISES, INC.

Bottle and can cost of sales per case declined 2.0 percent during the first quarter of 2015 as compared to the first quarter of 2014 as we benefited from favorable cost trends for PET (plastic), which was largely the result of lower oil prices, and sugar. To mitigate our exposure to commodity price volatility we continue to execute our risk management strategy through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
SD&A expenses decreased $56 million, or 12.0 percent, in the first quarter of 2015 from $466 million in the first quarter of 2014. This change includes a currency exchange rate decrease of 14.5 percent when compared to the first quarter of 2014.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2015
	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$7	1.5%
Selling and marketing expenses	6	1.0
Delivery and merchandising expenses	3	0.5
Depreciation and amortization expenses	2	0.5
Net mark-to-market gains related to non-designated commodity hedges	(3)	(0.5)
Net impact of restructuring charges	1	—
Currency exchange rate changes	(68)	(14.5)
Other	(4)	(0.5)
Change in SD&A expenses	$(56)	(12.0)%
SD&A expenses as a percentage of net sales was 25.1 percent in the first quarter of 2015 and 25.0 percent in the first quarter of 2014. Our underlying operating expenses increased modestly during the first quarter of 2015 reflecting the impact of four additional selling days, partially offset by the realized cost savings associated with our business transformation program and timing of expenditures.
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. We are substantially complete with this program, and to date our nonrecurring restructuring charges totaled $229 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Substantially all nonrecurring restructuring charges related to this program are included in SD&A expenses on our Condensed Consolidated Statements of Income. For further information on our business transformation program, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Under this program, including non-restructuring related business process improvement initiatives, we expect to generate ongoing annualized cost savings of approximately $110 million by 2015, some of which we expect to reinvest into the business.
Interest Expense, Net
Interest expense, net increased $2 million in the first quarter of 2015 to $30 million. The following table summarizes the primary items that impacted our interest expense, net for the periods presented (in millions, except percentages):

	First Quarter
	2015	2014
Average outstanding debt balance	$4,056	$3,945
Weighted average cost of debt	2.8%	2.9%
Fixed-rate debt (% of portfolio)	99%	90%
Floating-rate debt (% of portfolio)	1%	10%

COCA-COLA ENTERPRISES, INC.

Other Nonoperating Income (Expense)
Other nonoperating income totaled $2 million in the first quarter of 2015. Other nonoperating expense totaled $1 million for the first quarter of 2014. Our other nonoperating income (expense) principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 27 percent and 26 percent for the first quarter of 2015 and 2014, respectively. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first quarter of 2015 and 2014.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At April 3, 2015, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At April 3, 2015, we had $523 million in debt maturities in the next 12 months, including $37 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.0 billion in outstanding shares, representing 119.3 million shares, under these resolutions. In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We currently have $269 million in authorized share repurchases remaining under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion.
We currently expect to repurchase approximately $600 million in outstanding shares during 2015 under our share repurchase programs, subject to economic, operating, and other factors, including acquisition opportunities. For additional information about our share repurchase programs, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.
During the third quarter of 2015, we expect to repatriate to the U.S. a portion of our 2015 foreign earnings to satisfy our 2015 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2015 foreign earnings and our actual 2015 U.S.-based cash flow needs. For additional information about our repatriation of foreign earnings, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
At April 3, 2015, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets was held by consolidated entities that are located outside of the U.S. Our disclosure of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the cash will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $65 million and $63 million during the first quarter of 2015 and 2014, respectively. In February 2015, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.

COCA-COLA ENTERPRISES, INC.

Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. During the first quarter of 2015, our ratings outlook was revised by S&P from negative to stable. Our rating outlooks from Moody’s and Fitch are also stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our credit rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the credit rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities required that our net debt to total capital ratio not exceed a defined amount. We were in compliance with these requirements as of April 3, 2015. On April 30, 2015, the required net debt to total capital ratio was amended to an interest coverage ratio. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first quarter of 2015, our primary sources of cash included: (1) proceeds of $527 million on issuances of debt; and (2) $158 million from operating activities, net of cash payments related to restructuring programs of $5 million and contributions to our defined benefit pension plans of $15 million. Our primary uses of cash included: (1) cash payments totaling $313 million for shares repurchased under our share repurchase program; (2) net payments on commercial paper of $109 million; (3) capital asset investments of $98 million; and (4) dividend payments on common stock of $65 million.
During the first quarter of 2014, our primary sources of cash included: (1) net issuances of commercial paper of $402 million; and (2) $67 million from operating activities, net of cash payments related to restructuring programs of $13 million and contributions to our defined benefit pension plans of $14 million. Our primary uses of cash included: (1) cash payments totaling $289 million for shares repurchased under our share repurchase program; (2) payments on debt of $104 million, primarily resulting from the maturing of $100 million notes; (3) capital asset investments of $88 million; and (4) dividend payments on common stock of $63 million.
Operating Activities
Our net cash derived from operating activities totaled $158 million and $67 million in the first quarter of 2015 and 2014, respectively. This increase was driven by favorable working capital changes due to the timing of our quarter-end relative to the calendar month-end compared to the first quarter of 2014. This increase was partially offset by a decline in our year-over-year operating income performance driven by currency exchange rate changes.

COCA-COLA ENTERPRISES, INC.

Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. During 2015, we expect our capital expenditures to be approximately $325 million and to be invested in a similar proportion of asset categories as those listed below. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Quarter
	2015	2014
Supply chain infrastructure improvements	$56	$42
Cold drink equipment	32	32
Information technology	9	9
Fleet and other	1	5
Total capital asset investments	$98	$88
Financing Activities
Our net cash derived from financing activities totaled $47 million during the first quarter of 2015 compared to $48 million during the first quarter of 2014. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Quarter
Issuances of debt	Maturity Date	Rate	2015	2014
€500 million notes	March 2030	1.9%	$527	$—
Total issuances of debt, excluding commercial paper			527	—
Net issuances of commercial paper			—	402
Total issuances of debt			$527	$402

			First Quarter
Payments on debt	Maturity Date	Rate(A)	2015	2014
$100 million notes	February 2014	—	$—	$(100)
Other payments, net	—	—	(3)	(4)
Total payments on debt, excluding commercial paper			(3)	(104)
Net payments on commercial paper			(109)	—
Total payments on debt			$(112)	$(104)
___________________________

(A)	The $100 million notes carried a variable interest rate at three-month USD LIBOR plus 30 basis points. At maturity the effective rate on these notes was 0.5 percent.
Our financing activities included cash payments of $313 million and $289 million during the first quarter of 2015 and 2014, respectively, for share repurchases, as well as dividend payments on common stock of $65 million and $63 million during the first quarter of 2015 and 2014, respectively.

COCA-COLA ENTERPRISES, INC.

Financial Position
The following table illustrates selected changes in our consolidated balance sheets (in millions), as well as the impact of currency on these changes. Notable fluctuations excluding the impact of currency are discussed below:

	April 3, 2015	December 31, 2014	Change	Currency Impact	Change Excluding Currency
Trade accounts receivable	$1,475	$1,514	$(39)	$(103)	$64
Inventories	358	388	(30)	(30)	—
Other current assets	320	268	52	(13)	65
Property, plant, and equipment, net	1,957	2,101	(144)	(147)	3
Franchise license intangible assets, net and Goodwill	3,517	3,742	(225)	(225)	—
Other noncurrent assets	199	240	(41)	(8)	(33)
Accounts payable and accrued expenses	1,770	1,872	(102)	(123)	21
Current portion of debt	523	632	(109)	—	(109)
Debt, less current portion	3,678	3,320	358	(166)	524
Other noncurrent liabilities	189	207	(18)	(13)	(5)
Common stock in treasury, at cost	4,107	3,807	300	—	300
Trade accounts receivable increased $64 million, or 4.0 percent, primarily driven by the timing of receipts from customers.
Other current assets increased $65 million, or 24.5 percent, primarily driven by increases in certain derivative assets and current deferred income tax assets, partially offset by a decrease in certain income tax receivables.
Other noncurrent assets decreased $33 million, or 14.0 percent, primarily driven by a decline in noncurrent deferred income tax assets, partially offset by increases in our noncurrent assets related to our defined benefit pension plans.
Accounts payable and accrued expenses increased $21 million, or 1.0 percent, driven by an increase in certain derivative liabilities, partially offset by a decrease in incentive compensation accruals due to the timing of payments.
Current portion of debt decreased $109 million, or 17.5 percent, driven by net payments on commercial paper of $109 million.
Debt, less current portion increased $524 million, or 16.0 percent, primarily driven by the issuance in March 2015 of €500 million, 1.9 percent notes due 2030. For additional information about our debt, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Common stock in treasury, at cost increased $300 million, or 8.0 percent, driven by our repurchase of $300 million in outstanding shares during the first quarter of 2015 under our share repurchase program. For additional information about our share repurchases, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $15 million and $14 million during the first quarter of 2015 and 2014, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2015, as well as our actual contributions for the year ended December 31, 2014 (in millions):

	Projected(A) 2015	Actual(A) 2014
Total pension contributions	$55	$51
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

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At April 3, 2015, approximately 99 percent of our debt portfolio was comprised of fixed-rate debt, and 1 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of April 3, 2015 would change the fair value of our fixed-rate debt outstanding as of April 3, 2015 by approximately $300 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of April 3, 2015 would change interest expense on an annual basis by less than $1 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the first quarter of 2015 by approximately $20 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of April 3, 2015, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $15 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2014.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the first quarter of 2015 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
January 1, 2015 through January 30, 2015	3.5	$43.40	3.5	$1,419.0
January 31, 2015 through February 27, 2015	3.4	43.98	3.4	1,269.0
February 28, 2015 through April 3, 2015	—	—	—	1,269.0
Total	6.9	$43.69	6.9	$1,269.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

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

COCA-COLA ENTERPRISES, INC.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits
(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

10.1	Rules of the Coca-Cola Enterprises Belgian, Coca-Cola Enterprises Services Belgium and Luxembourg Stock Savings Plan (As Amended and Restated Effective January 1, 2014).	Filed herewith.

10.2	Trust Deed and Rules of Coca-Cola Enterprises UK Share Plan (Effective 2010 and Amended on December 10, 2014).	Filed herewith.

10.3	2014 Special Restricted Stock Unit Award Agreement for Hubert Patricot in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012).	Filed herewith.

10.4
Form of Special Restricted Stock Unit Award Agreement to U.S. Senior Officer in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 7, 2012) for awards made after April 30, 2015.
Filed herewith.

10.5
Amendment to Five Year Credit Agreement, dated September 20, 2012, amount Coca-Cola Enterprises, Inc., and the lenders party thereto, Citibank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, and Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint book managers.
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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	April 30, 2015	/s/ Manik H. Jhangiani
Manik H. Jhangiani
Senior Vice President and Chief Financial Officer

Date:	April 30, 2015	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller and Chief Accounting Officer