Form 10-Q
period 2015-07-03
COCA-COLA ENTERPRISES, INC.
filed 2015-07-30
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015
or

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
229,085,651 Shares of $0.01 Par Value Common Stock as of July 3, 2015

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Second Quarter		First Six Months
	2015	2014	2015	2014
Net sales	$1,928	$2,333	$3,559	$4,203
Cost of sales	1,223	1,487	2,286	2,707
Gross profit	705	846	1,273	1,496
Selling, delivery, and administrative expenses	430	551	840	1,017
Operating income	275	295	433	479
Interest expense, net	31	30	61	58
Other nonoperating (expense) income	(1)	1	1	—
Income before income taxes	243	266	373	421
Income tax expense	67	68	101	108
Net income	$176	$198	$272	$313
Basic earnings per share	$0.76	$0.80	$1.17	$1.24
Diluted earnings per share	$0.75	$0.78	$1.15	$1.22
Dividends declared per share	$0.28	$0.25	$0.56	$0.50
Basic weighted average shares outstanding	231	249	233	252
Diluted weighted average shares outstanding	235	254	237	257

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Second Quarter		First Six Months
	2015	2014	2015	2014
Net income	$176	$198	$272	$313
Components of other comprehensive income (loss):
Currency translations
Pretax activity, net	99	13	(180)	24
Tax effect	—	—	—	—
Currency translations, net of tax	99	13	(180)	24
Net investment hedges
Pretax activity, net	(29)	18	123	17
Tax effect	10	(6)	(43)	(6)
Net investment hedges, net of tax	(19)	12	80	11
Cash flow hedges
Pretax activity, net	(2)	(3)	(4)	(6)
Tax effect	—	—	—	1
Cash flow hedges, net of tax	(2)	(3)	(4)	(5)
Pension plan adjustments
Pretax activity, net	7	7	14	13
Tax effect	(1)	(2)	(3)	(3)
Pension plan adjustments, net of tax	6	5	11	10
Other comprehensive income (loss), net of tax	84	27	(93)	40
Comprehensive income	$260	$225	$179	$353

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 3, 2015	December 31, 2014
ASSETS
Current:
Cash and cash equivalents	$418	$223
Trade accounts receivable, less allowances of $15 and $17, respectively	1,637	1,514
Amounts receivable from The Coca-Cola Company	63	67
Inventories	411	388
Other current assets	326	268
Total current assets	2,855	2,460
Property, plant, and equipment, net	2,008	2,101
Franchise license intangible assets, net	3,532	3,641
Goodwill	94	101
Other noncurrent assets	217	240
Total assets	$8,706	$8,543
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,931	$1,872
Amounts payable to The Coca-Cola Company	116	104
Current portion of debt	772	632
Total current liabilities	2,819	2,608
Debt, less current portion	3,712	3,320
Other noncurrent liabilities	206	207
Noncurrent deferred income tax liabilities	956	977
Total liabilities	7,693	7,112
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 355,796,844 and 354,551,447 shares, respectively	3	3
Additional paid-in capital	3,996	3,958
Reinvested earnings	2,133	1,991
Accumulated other comprehensive loss	(807)	(714)
Common stock in treasury, at cost – 126,711,193 and 115,305,477 shares, respectively	(4,312)	(3,807)
Total shareowners’ equity	1,013	1,431
Total liabilities and shareowners’ equity	$8,706	$8,543

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Six Months
	2015	2014
Cash Flows from Operating Activities:
Net income	$272	$313
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	138	153
Share-based compensation expense	16	15
Deferred income tax expense	12	13
Pension expense less than contributions	(5)	(4)
Net changes in assets and liabilities	(72)	(277)
Net cash derived from operating activities	361	213
Cash Flows from Investing Activities:
Capital asset investments	(183)	(156)
Capital asset disposals	—	26
Other investing activities, net	(13)	—
Net cash used in investing activities	(196)	(130)
Cash Flows from Financing Activities:
Net change in commercial paper	143	412
Issuances of debt	527	347
Payments on debt	(6)	(108)
Shares repurchased under share repurchase programs	(507)	(588)
Dividend payments on common stock	(130)	(125)
Other financing activities, net	16	(7)
Net cash derived from (used in) financing activities	43	(69)
Net effect of currency exchange rate changes on cash and cash equivalents	(13)	(1)
Net Change in Cash and Cash Equivalents	195	13
Cash and Cash Equivalents at Beginning of Period	223	343
Cash and Cash Equivalents at End of Period	$418	$356

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the second quarter and first six months of 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
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

NOTE 2—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	July 3, 2015	December 31, 2014
Finished goods	$262	$238
Raw materials and supplies	149	150
Total inventories	$411	$388

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	July 3, 2015	December 31, 2014
Land	$139	$147
Building and improvements	926	961
Machinery, equipment, and containers	1,481	1,476
Cold drink equipment	1,166	1,168
Vehicle fleet	87	91
Furniture, office equipment, and software	293	287
Property, plant, and equipment	4,092	4,130
Accumulated depreciation and amortization	(2,199)	(2,162)
	1,893	1,968
Construction in process	115	133
Property, plant, and equipment, net	$2,008	$2,101

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	July 3, 2015	December 31, 2014
Trade accounts payable	$561	$537
Accrued customer marketing costs	688	656
Accrued compensation and benefits	196	257
Accrued taxes	195	172
Accrued deposits	62	60
Other accrued expenses	229	190
Accounts payable and accrued expenses	$1,931	$1,872

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
The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Second Quarter		First Six Months
	2015	2014	2015	2014
Amounts affecting net sales:
Fountain syrup and packaged product sales	$4	$5	$7	$9
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(562)	$(658)	$(1,043)	$(1,200)
Purchases of finished products	(12)	(14)	(23)	(24)
Marketing support funding earned	52	56	98	107
Total	$(522)	$(616)	$(968)	$(1,117)

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS
We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks that we seek to manage through the use of derivative financial instruments include currency exchange risk, commodity price risk, and interest rate risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedge”). Changes in the fair value of these non-designated hedging instruments are recognized in each reporting period in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.
The fair value of our derivative contracts (including forwards, options, cross currency swaps, and interest rate swaps) is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions, and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable spot, forward, and discount rates that are current as of the valuation date. The standard valuation model for our option contracts also includes implied volatility, which is specific to individual options and is based on rates quoted from a widely used third-party resource. For more information regarding the valuation of our derivatives, refer to Note 16.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	July 3, 2015	December 31, 2014
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$106	$58
Foreign currency contracts	Other noncurrent assets	3	—
Total		109	58
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	25	24
Commodity contracts	Other current assets	1	3
Total		26	27
Total Assets		$135	$85
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$55	$29
Foreign currency contracts	Other noncurrent liabilities	10	12
Total		65	41
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	28	22
Commodity contracts	Accounts payable and accrued expenses	11	8
Commodity contracts	Other noncurrent liabilities	8	5
Total		47	35
Total Liabilities		$112	$76
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.
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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	July 3, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.2 billion	June 2021	USD 1.3 billion	June 2021

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following tables summarize the effect of our derivative financial instruments, net of tax, designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Cash Flow Hedging Instruments	2015	2014	2015	2014
Foreign currency contracts	$(23)	$(20)	$(17)	$(25)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Second Quarter		First Six Months
Cash Flow Hedging Instruments	Location - Statements of Income	2015	2014	2015	2014
Foreign currency contracts	Cost of sales	$(3)	$1	$(8)	$2
Foreign currency contracts(C)	Other nonoperating (expense) income	(18)	(18)	(5)	(22)
Total		$(21)	$(17)	$(13)	$(20)
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

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

Economic (Non-designated) Hedges
We periodically enter into derivative instruments that are designed to hedge various risks but are not designated as hedging instruments. These hedged risks include those related to commodity price fluctuations associated with forecasted purchases of aluminum, sugar, and vehicle fuel. At times, we also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans and certain cash equivalents denominated in non-functional currencies.
The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	July 3, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 540 million	December 2015	USD 222 million	July 2015
Commodity contracts	USD 195 million	December 2018	USD 125 million	December 2017
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		Second Quarter		First Six Months
Non-Designated Hedging Instruments	Location - Statements of Income	2015	2014	2015	2014
Commodity contracts	Cost of sales	$(11)	$4	$(10)	$(2)
Commodity contracts	Selling, delivery, and administrative expenses	1	1	1	—
Foreign currency contracts	Other nonoperating (expense) income(A)	(15)	(1)	(28)	—
Total		$(25)	$4	$(37)	$(2)
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
As of July 3, 2015, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $18 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 12.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2014	$1	$(11)	$(10)
Amounts recognized during the period and recorded in our Corporate segment, net	(11)	1	(10)
Amounts transferred from our Corporate segment to our Europe operating segment, net	(1)	3	2
Balance at July 3, 2015	$(11)	$(7)	$(18)
___________________________

(A)
Over the next 12 months, deferred losses totaling $10 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	July 3, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 525 million	August 2016	USD 250 million	November 2015
Foreign currency denominated debt	USD 2.0 billion	March 2030	USD 1.6 billion	May 2026
The following table summarizes the effect of our derivative financial instruments, net of tax, designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Second Quarter		First Six Months
Net Investment Hedging Instruments	2015	2014	2015	2014
Foreign currency contracts	$(2)	$1	$15	$1
Foreign currency denominated debt	(17)	11	65	10
Total	$(19)	$12	$80	$11
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 7—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	July 3, 2015		December 31, 2014
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$289	0.3%	$146	0.5%
U.S. dollar notes due 2015-2021	1,794	3.1	1,793	3.1
Euro notes due 2017-2030(B)	2,380	2.4	1,987	2.6
Capital lease obligations(C)	21	n/a	26	n/a
Total debt(D)	4,484		3,952
Current portion of debt	(772)		(632)
Debt, less current portion	$3,712		$3,320
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In March 2015, we issued €500 million, 1.9 percent notes due 2030.

(C)	These amounts represent the present value of our minimum capital lease payments.

(D)
The total fair value of our outstanding debt, excluding capital lease obligations, was $4.6 billion and $4.2 billion at July 3, 2015 and December 31, 2014, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At July 3, 2015, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that we meet a minimum

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

interest coverage ratio. We were in compliance with these requirements as of July 3, 2015. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

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

NOTE 9—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Second Quarter		First Six Months
	2015	2014	2015	2014
Components of net periodic benefit costs:
Service cost	$14	$13	$28	$27
Interest cost	14	16	27	32
Expected return on plan assets	(25)	(25)	(49)	(49)
Amortization of net prior service cost	—	1	—	1
Amortization of actuarial loss	7	6	14	12
Total costs	$10	$11	$20	$23
Contributions
Contributions to our pension plans totaled $25 million and $27 million during the first six months of 2015 and 2014, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2015, as well as actual contributions for the year ended December 31, 2014 (in millions):

	Projected(A) 2015	Actual(A) 2014
Total pension contributions	$55	$51
___________________________

(A)	These amounts represent only contributions made by CCE.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 10—TAXES
Our effective tax rate was approximately 27 percent and 26 percent for the first six months of 2015 and 2014, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Six Months
	2015	2014
U.S. federal statutory expense	$131	$147
Taxation of foreign operations, net(A)	(73)	(78)
U.S. taxation of foreign earnings, net of tax credits	32	35
Nondeductible items	4	6
Other, net	7	(2)
Total provision for income taxes	$101	$108
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

Repatriation of Current Year Foreign Earnings to the U.S.
During the third quarter of 2015, we expect to repatriate to the U.S. a portion of our 2015 foreign earnings to satisfy our 2015 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2015 foreign earnings and our actual 2015 U.S.-based cash flow needs. Our historical foreign earnings will continue to remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations and non-U.S. debt and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	Second Quarter		First Six Months
	2015	2014	2015	2014
Net income	$176	$198	$272	$313
Basic weighted average shares outstanding	231	249	233	252
Effect of dilutive securities(A)	4	5	4	5
Diluted weighted average shares outstanding	235	254	237	257
Basic earnings per share	$0.76	$0.80	$1.17	$1.24
Diluted earnings per share	$0.75	$0.78	$1.15	$1.22
___________________________

(A)
Options to purchase 7.6 million and 8.1 million shares were outstanding at July 3, 2015 and June 27, 2014, respectively. During the second quarter and first six months of 2015, options to purchase 0.8 million and 0.9 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. During the second quarter and first six months of 2014, options to purchase 0.1 million and 0.8 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

During the second quarter and first six months of 2015, we repurchased 4.4 million and 11.3 million shares, respectively, and during the second quarter and first six months of 2014, we repurchased 6.5 million and 13.1 million shares, respectively, under our share repurchase program. Refer to Note 15.
During the first six months of 2015, we issued an aggregate of 1.0 million shares of common stock in connection with the exercise of share options with a total intrinsic value of $26.7 million.
Dividend payments on our common stock totaled $130 million and $125 million during the first six months of 2015 and 2014, respectively. In February 2015, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.

NOTE 12—OPERATING SEGMENT
We operate in one industry and have one operating segment (our Europe operating segment). This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first six months of 2015 or 2014.
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
The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Second Quarter 2015:
Net sales(A)	$1,928	$—	$1,928
Operating income (loss)(B)	324	(49)	275
Second Quarter 2014:
Net sales(A)	$2,333	$—	$2,333
Operating income (loss)(B)	321	(26)	295
First Six Months 2015:
Net sales(A)	$3,559	$—	$3,559
Operating income (loss)(B)	514	(81)	433
First Six Months 2014:
Net sales(A)	$4,203	$—	$4,203
Operating income (loss)(B)	545	(66)	479
___________________________

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Six Months
	2015	2014
Net sales:
Great Britain	35%	32%
France	30	32
Belgium	15	15
The Netherlands	8	8
Norway	7	7
Sweden	5	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $8 million for the first six months of 2015 and net mark-to-market gains of $6 million for the first six months of 2014. As of July 3, 2015, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $18 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 6.

NOTE 13—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Second Quarter		First Six Months
	2015	2014	2015	2014
Europe (A)	$4	$54	$13	$62
Corporate	—	—	—	—
Total	$4	$54	$13	$62
___________________________

(A)
During the second quarter and first six months of 2015, we incurred $4 million and $7 million, respectively, under our business transformation program. During the first six months of 2015, we incurred $6 million related to other restructuring activities.

Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and to create a platform for driving sustainable future growth. Through this program we have: (1) streamlined and reduced the cost structure of our finance support function, including the establishment of a new centralized shared services center; (2) restructured our sales and marketing organization to better align central and field sales and to deploy standardized channel-focused organizations within each of our territories; and (3) improved the efficiency and effectiveness of certain aspects of our operations, including activities related to our cold drink equipment.
We are substantially complete with this program, and to date our nonrecurring restructuring charges totaled $233 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. During the second quarter and first six months of 2015, we recorded nonrecurring restructuring charges under this program totaling $4 million and $7 million, respectively. During the second quarter and first six months of 2014, we recorded nonrecurring restructuring charges under this program totaling $54 million and $62 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(B)	Other(C)	Total
Balance at January 1, 2014(A)	$30	$—	$12	$42
Provision	26	7	48	81
Cash payments	(33)	—	(55)	(88)
Noncash items	—	(7)	—	(7)
Balance at December 31, 2014(A)	23	—	5	28
Provision	1	1	5	7
Cash payments	(9)	—	(5)	(14)
Noncash items	—	(1)	—	(1)
Balance at July 3, 2015(A)	$15	$—	$5	$20
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

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
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2014	$41	$(54)	$(7)	$(311)	$(331)
Other comprehensive (loss) income before reclassifications	(482)	166	34	20	(262)
Amounts reclassified from AOCI	—	—	(45)	(76)	(121)
Net change in other comprehensive (loss) income	(482)	166	(11)	(56)	(383)
Balance at December 31, 2014	(441)	112	(18)	(367)	(714)
Other comprehensive (loss) income before reclassifications	(180)	80	(17)	—	(117)
Amounts reclassified from AOCI	—	—	13	11	24
Net change in other comprehensive (loss) income	(180)	80	(4)	11	(93)
Balance at July 3, 2015	$(621)	$192	$(22)	$(356)	$(807)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 6.

(B)	For additional information about our pension plans, refer to Note 9.

NOTE 15—SHARE REPURCHASE PROGRAM
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.2 billion in outstanding shares, representing 123.7 million shares, under these resolutions. In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We currently have $69 million in authorized share repurchases remaining under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion.
We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.
The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	Second Quarter		First Six Months
	2015	2014	2015	2014
Number of shares repurchased	4.4	6.5	11.3	13.1
Weighted average purchase price per share	$44.98	$46.15	$44.20	$45.69
Amount of share repurchases(A)	$200	$300	$500	$600
___________________________

(A)	Total cash paid in the first six months of 2015 and 2014 for these share repurchases totaled $507 million and $588 million, respectively, due to the timing of settlement.
We currently expect to repurchase an additional $100 million in outstanding shares during 2015 under our share repurchase programs, subject to economic, operating, and other factors, including acquisition opportunities. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 15 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 16—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	July 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$135	$—	$135	$—
Derivative liabilities(A)	$112	$—	$112	$—
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$85	$—	$85	$—
Derivative liabilities(A)	$76	$—	$76	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the second quarter and first six months of 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
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
Financial Results
Our net income in the second quarter of 2015 was $176 million, or $0.75 per diluted share, compared to net income of $198 million, or $0.78 per diluted share, in the second quarter of 2014. The following items included in our reported results affect the comparability of our year-over-year financial performance (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Second Quarter 2015

•	Charges totaling $4 million ($3 million net of tax, or $0.01 per diluted share) related to restructuring activities; and

•
Net mark-to-market losses totaling $10 million ($8 million net of tax, or $0.03 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

Second Quarter 2014

•	Charges totaling $54 million ($36 million net of tax, or $0.14 per diluted share) related to restructuring activities; and

•
Net mark-to-market gains totaling $8 million ($5 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

COCA-COLA ENTERPRISES, INC.

Our year-over-year financial performance during the second quarter of 2015 reflects the impact of the following significant factors:

•	Strong currency translation headwinds which decreased our net sales by 15.5 percent, our operating income by 19.5 percent, and our diluted earnings per share by 24.5 percent;

•	A continued soft consumer environment which resulted in a volume decrease of 1.0 percent;

•	Favorable cost trends in certain key commodities, driving bottle and can gross margin per case expansion of 2.0 percent;

•	Reduced restructuring expenses coupled with the impact of currency translation contributing to a 22.0 percent decline in operating expenses; and

•	The continuation of our share repurchase program which benefited our diluted earnings per share by $0.07.
Our operating and financial performance during the second quarter of 2015 was impacted by a soft consumer environment resulting in a 1.0 percent year-over-year decline in volume. Additionally, the weakening of the euro in relation to the U.S. dollar, which fell more than 19.0 percent year-over-year, had a significant impact on our financial performance in the second quarter of 2015.
On a territory basis, volume declined 1.0 percent in both Great Britain and continental Europe versus the second quarter of 2014. This result was driven by declines in our Coca-Cola trademark portfolio compared to strong performance in the same period of the prior year, offset partially by increased sales of our water and juice brands, particularly Capri-Sun. Our energy brands, including Monster, continued to perform well throughout our territories. During the second quarter of 2015, we continued to execute our 2015 business plan and marketing strategies to improve our long-term performance. In line with this plan, we advanced the activation of our newer brands, Coca-Cola Life, smartwater, and Finley, as well as expanded distribution of existing brands such as Capri-Sun and Monster.
Gross margin per case expanded year-over-year as our cost of sales per case decline of 3.0 percent outpaced a 1.0 percent decline in our net price per case. Our gross margin performance reflected the benefit of favorable cost trends in some of our key commodities, including aluminum, sugar, and PET (plastic). Our bottle and can net price per case decline resulted from our strategic approach to pricing in line with our 2015 plan given the current consumer and cost environment.
Operating expenses decreased $121 million during the second quarter of 2015 versus the second quarter of 2014 reflecting the impact of currency exchange rates and a reduction in restructuring expenses due to the substantial completion of our business transformation program.
Year-over-year diluted earnings per share declined 4.0 percent, including the impact of a $0.19 decrease due to currency exchange rates, offset by a $0.07 benefit from our share repurchase activity. During the second quarter of 2015 we repurchased approximately $200 million of our shares under our share repurchase program.
Looking Forward
Throughout the remainder of the year we will continue to adapt to marketplace challenges and we will continue to build on our one-brand strategy aimed at bringing a common identity to our Coca-Cola trademark portfolio and encouraging consumers to “Choose Happiness.” We also plan to maximize our presence during the upcoming 2015 Rugby World Cup in Great Britain through market-based promotion opportunities including customer programs, and interactive consumer and on-pack promotions. We are confident that by delivering against our 2015 plan we will achieve our objectives of returning to long-term growth and increasing shareowner value.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Second Quarter		First Six Months
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4	63.7	64.2	64.4
Gross profit	36.6	36.3	35.8	35.6
Selling, delivery, and administrative expenses	22.3	23.7	23.6	24.2
Operating income	14.3	12.6	12.2	11.4
Interest expense, net	1.6	1.2	1.7	1.4
Other nonoperating (expense) income	(0.1)	—	—	—
Income before income taxes	12.6	11.4	10.5	10.0
Income tax expense	3.5	2.9	2.8	2.6
Net income	9.1%	8.5%	7.7%	7.4%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter				First Six Months
	2015		2014		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$324	118.0%	$321	109.0%	$514	119.0%	$545	114.0%
Corporate	(49)	(18.0)	(26)	(9.0)	(81)	(19.0)	(66)	(14.0)
Consolidated	$275	100.0%	$295	100.0%	$433	100.0%	$479	100.0%
During the second quarter and first six months of 2015, we generated operating income of $275 million and $433 million, respectively, compared to $295 million and $479 million in the second quarter and first six months of 2014, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2015		First Six Months 2015
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$(20)	(7.0)%	$(64)	(13.5)%
Impact of bottle and can cost-mix on gross profit	39	13.0	62	13.0
Impact of bottle and can volume on gross profit	(8)	(2.5)	(3)	(0.5)
Impact of bottle and can selling day shift on gross profit	—	—	34	7.0
Impact of post-mix, non-trade, and other on gross profit	3	1.0	6	1.5
Net mark-to-market gains related to non-designated commodity hedges	(18)	(6.0)	(14)	(3.0)
Net impact of restructuring charges	50	17.0	49	10.0
Other selling, delivery, and administrative expenses	(6)	(2.0)	(20)	(4.0)
Currency exchange rate changes	(58)	(19.5)	(95)	(20.0)
Other changes	(2)	(1.0)	(1)	—
Change in operating income	$(20)	(7.0)%	$(46)	(9.5)%

COCA-COLA ENTERPRISES, INC.

Net Sales
Net sales decreased 17.5 percent in the second quarter of 2015 to $1.9 billion from $2.3 billion in the second quarter of 2014. Net sales decreased 15.5 percent during the first six months of 2015 to $3.6 billion from $4.2 billion in the first six months of 2014. These changes include currency exchange rate decreases of 15.5 percent and 16.0 percent when compared to the second quarter and first six months of 2014, respectively.
Net sales per case decreased 16.5 percent in the second quarter of 2015 when compared to the second quarter of 2014 and also decreased 17.0 percent in the first six months of 2015 when compared to the first six months of 2014. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2015	First Six Months 2015
Changes in net sales per case:
Bottle and can net price per case	(1.0)%	(1.5)%
Bottle and can currency exchange rate changes	(15.5)	(16.0)
Post-mix, non-trade, and other	—	0.5
Change in net sales per case	(16.5)%	(17.0)%
During the second quarter of 2015, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During the second quarter of 2015, our bottle and can net price per case declined 1.0 percent reflecting our strategic approach to pricing given the current consumer and cost environment, in line with our plan.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of four additional selling days in the first six months of 2015 when compared to the first six months of 2014 (rounded to the nearest 0.5 percent):

	Second Quarter 2015	First Six Months 2015
Change in volume	(1.0)%	2.5%
Impact of selling day shift(A)	—	(2.5)
Change in volume, adjusted for selling day shift	(1.0)%	—%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first six months of 2015 when compared to the first six months of 2014 (rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2015 Percent of Total	2014 Percent of Total	Change	2015 Percent of Total	2014 Percent of Total
Coca-Cola trademark	(3.0)%	67.0%	68.5%	(1.5)%	68.0%	69.0%
Sparkling flavors and energy	0.5	18.0	18.0	0.5	17.5	17.5
Juices, isotonics, and other	4.0	11.0	10.0	3.0	11.0	10.5
Water	15.0	4.0	3.5	15.0	3.5	3.0
Total	(1.0)%	100.0%	100.0%	—%	100.0%	100.0%
During the second quarter of 2015, volume declined 1.0 percent when compared to the second quarter of 2014. Our volume performance reflects the impact of a soft consumer environment and strong performance in the same period of the prior year. Volume declined 1.0 percent in both Great Britain and continental Europe, attributable to a decline in sparkling beverage brand sales, offset partially by strong growth in still beverage sales.

COCA-COLA ENTERPRISES, INC.

In the second quarter of 2015, our Coca-Cola trademark beverage brand sales declined 3.0 percent following strong performance in the same period of the prior year. Volume gains related to Coca-Cola Life and Coca-Cola Zero were offset by declines in     Coca-Cola Classic and Diet Coke/Coca-Cola light. Our sparkling flavors and energy category volume increased 0.5 percent during the second quarter of 2015, driven by continued growth in our energy portfolio, particularly Monster, which is now being distributed in all of our territories. These increases were partially offset by declines in our other sparkling flavors including Sprite and Schweppes. Juices, isotonics, and other volume increased 4.0 percent in the second quarter of 2015 driven by a double-digit increase in Capri-Sun, partially offset by declines in Minute Maid and Powerade. Sales volume of our water brands increased 15.0 percent in the second quarter of 2015, reflecting the continued expansion of smartwater in Great Britain and increased sales of Chaudfontaine in continental Europe.
During the second quarter of 2015, we continued to execute our 2015 business plan and marketing strategies to improve our long-term performance. We advanced the activation of our newer brands, Coca-Cola Life, smartwater, and Finley, as well as expanded distribution of existing brands such as Capri-Sun and Monster. Throughout the remainder of the year we will continue to adapt to marketplace challenges and we will continue to build on our one-brand strategy aimed at bringing a common identity to our     Coca-Cola trademark portfolio and encouraging consumers to “Choose Happiness.” We also plan to maximize our presence during the upcoming 2015 Rugby World Cup in Great Britain through market-based promotion opportunities including customer programs, and interactive consumer and on-pack promotions. We are confident that by delivering against our 2015 plan we will achieve our objectives of returning to long-term growth and increasing shareowner value.
Consumption
The following table summarizes our volume by consumption type for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first six months of 2015 when compared to the first six months of 2014 (rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2015 Percent of Total	2014 Percent of Total	Change	2015 Percent of Total	2014 Percent of Total
Future Consumption(A)	(1.5)%	64.5%	65.0%	(0.5)%	64.5%	65.0%
Immediate Consumption(B)	—	35.5	35.0	0.5	35.5	35.0
Total	(1.0)%	100.0%	100.0%	—%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first six months of 2015 when compared to the first six months of 2014 (rounded to the nearest 0.5 percent):

	Second Quarter			First Six Months
	Change	2015 Percent of Total	2014 Percent of Total	Change	2015 Percent of Total	2014 Percent of Total
PET (plastic)	(0.5)%	42.5%	42.5%	0.5%	43.0%	42.5%
Cans	(1.5)	41.5	41.5	(1.0)	41.0	41.5
Glass and other	(1.0)	16.0	16.0	—	16.0	16.0
Total	(1.0)%	100.0%	100.0%	—%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.2 billion and $2.3 billion during the second quarter and first six months of 2015, respectively, representing a decrease of 18.0 percent and a decrease of 15.5 percent when compared to the second quarter and first six months of 2014, respectively. These changes include currency exchange rate decreases of 15.5 percent and 16.0 percent when compared to the second quarter and first six months of 2014, respectively.

COCA-COLA ENTERPRISES, INC.

Cost of sales per case decreased 17.0 percent and 17.5 percent in the second quarter and first six months of 2015 when compared to the second quarter and first six months of 2014, respectively. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2015	First Six Months 2015
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(3.0)%	(2.5)%
Bottle and can currency exchange rate changes	(15.5)	(16.0)
Post mix, non-trade, and other	1.5	1.0
Change in cost of sales per case	(17.0)%	(17.5)%
Bottle and can cost of sales per case declined 3.0 percent during the second quarter of 2015 reflecting the benefit of favorable cost trends in some of our key commodities, including aluminum, sugar, and PET (plastic). Though the current cost environment is favorable, we continue to execute our risk management strategy through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
SD&A expenses decreased $121 million, or 22.0 percent, in the second quarter of 2015 and decreased $177 million, or 17.5 percent, in the first six months of 2015. These changes include currency exchange rate decreases of 14.0 percent when compared to both the second quarter and first six months of 2014.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2015		First Six Months 2015
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$9	1.5%	$16	1.5%
Selling and marketing expenses	2	0.5	8	1.0
Delivery and merchandising expenses	(9)	(1.5)	(6)	(0.5)
Warehousing expenses	(3)	(0.5)	(4)	(0.5)
Net mark-to-market gains related to non-designated commodity hedges	(1)	—	(4)	(0.5)
Net impact of restructuring charges	(50)	(9.0)	(49)	(5.0)
Currency exchange rate changes	(76)	(14.0)	(144)	(14.0)
Other	7	1.0	6	0.5
Change in SD&A expenses	$(121)	(22.0)%	$(177)	(17.5)%
SD&A expenses as a percentage of net sales were 22.3 percent and 23.7 percent in the second quarter of 2015 and 2014, respectively, and 23.6 percent and 24.2 percent in first six months of 2015 and 2014, respectively. Our SD&A expenses primarily reflect the year-over-year impact of (1) currency exchange rates that reduced SD&A expenses by $76 million and (2) a $50 million decline in restructuring expenses due to the substantial completion of our business transformation program.
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. We are substantially complete with this program, and to date our nonrecurring restructuring charges totaled $233 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Substantially all nonrecurring restructuring charges related to this program are included in SD&A expenses on our Condensed Consolidated Statements of Income. For further information on our business transformation program, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Under this program, including non-restructuring related business process improvement initiatives, we expect to generate ongoing annualized cost savings of approximately $110 million beginning in 2015, some of which we expect to reinvest into the business.

COCA-COLA ENTERPRISES, INC.

Interest Expense, Net
Interest expense, net increased $1 million in the second quarter of 2015 to $31 million from $30 million in the second quarter of 2014. Interest expense, net increased $3 million in the first six months of 2015 to $61 million from $58 million in the first six months of 2014. The following table summarizes the primary items that impacted our interest expense, net for the periods presented (in millions, except percentages):

	Second Quarter		First Six Months
	2015	2014	2015	2014
Average outstanding debt balance	$4,354	$4,325	$4,205	$4,135
Weighted average cost of debt	2.8%	2.7%	2.8%	2.8%
Fixed-rate debt (% of portfolio)	94%	91%	94%	91%
Floating-rate debt (% of portfolio)	6%	9%	6%	9%

Other Nonoperating (Expense) Income
Other nonoperating expense totaled $1 million in the second quarter of 2015. Other nonoperating income totaled $1 million for both the first six months of 2015 and the second quarter of 2014. Our other nonoperating (expense) income principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 27 percent and 26 percent for the first six months of 2015 and 2014, respectively. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first six months of 2015 and 2014.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At July 3, 2015, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At July 3, 2015, we had $772 million in debt maturities in the next 12 months, including $289 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.2 billion in outstanding shares, representing 123.7 million shares, under these resolutions. In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. We currently have $69 million in authorized share repurchases remaining under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion.
During the first six months of 2015 we repurchased $500 million in outstanding shares. We currently expect to repurchase an additional $100 million in outstanding shares during 2015 under our share repurchase programs, subject to economic, operating, and other factors, including acquisition opportunities. For additional information about our share repurchase programs, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

COCA-COLA ENTERPRISES, INC.

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
At July 3, 2015, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets were held by consolidated entities that are located outside of the U.S. Our disclosure of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the cash will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $130 million and $125 million during the first six months of 2015 and 2014, respectively. In February 2015, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.
Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our rating outlooks from Moody’s, S&P, and Fitch are stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our credit rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the credit rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that we meet a minimum interest coverage ratio. We were in compliance with these requirements as of July 3, 2015. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first six months of 2015, our primary sources of cash included: (1) proceeds of $527 million on issuances of debt; (2) $361 million from operating activities, net of cash payments related to restructuring programs of $14 million and contributions to our defined benefit pension plans of $25 million; and (3) net issuances of commercial paper of $143 million. Our primary uses of cash included: (1) cash payments totaling $507 million for shares repurchased under our share repurchase program; (2) capital asset investments of $183 million; and (3) dividend payments on common stock of $130 million.
During the first six months of 2014, our primary sources of cash included: (1) net issuances of commercial paper of $412 million; (2) proceeds of $347 million on issuances of debt; and (3) $213 million from operating activities, net of cash payments related to restructuring programs of $65 million and contributions to our defined benefit pension plans of $27 million. Our primary uses of cash included: (1) cash payments totaling $588 million for shares repurchased under our share repurchase program; (2) capital asset investments of $156 million; (3) dividend payments on common stock of $125 million; and (4) payments on debt of $108 million, primarily resulting from the maturing of $100 million notes.
Operating Activities
Our net cash derived from operating activities totaled $361 million and $213 million in the first six months of 2015 and 2014, respectively. This increase was driven by favorable working capital changes due to the timing of our quarter-end relative to the calendar month-end compared to the first six months of 2014. This increase was partially offset by a decline in our year-over-year operating income performance driven by currency exchange rate changes.

COCA-COLA ENTERPRISES, INC.

Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. During 2015, we expect our capital expenditures to be approximately $325 million and to be invested in a similar proportion of asset categories as those listed below. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Six Months
	2015	2014
Supply chain infrastructure improvements	$101	$78
Cold drink equipment	62	56
Information technology	19	17
Fleet and other	1	5
Total capital asset investments	$183	$156
Financing Activities
Our net cash derived from financing activities totaled $43 million during the first six months of 2015 compared to $69 million used in the first six months of 2014. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Six Months
Issuances of debt	Maturity Date	Rate	2015	2014
€500 million notes	March 2030	1.9%	$527	$—
€250 million notes	May 2026	2.8%	—	347
Total issuances of debt, excluding commercial paper			527	347
Net issuances of commercial paper			143	412
Total issuances of debt			$670	$759

			First Six Months
Payments on debt	Maturity Date	Rate(A)	2015	2014
$100 million notes	February 2014	—	$—	$(100)
Other payments, net	—	—	(6)	(8)
Total payments on debt			$(6)	$(108)
___________________________

(A)	The $100 million notes carried a variable interest rate at three-month USD LIBOR plus 30 basis points. At maturity the effective rate on these notes was 0.5 percent.
Our financing activities included cash payments of $507 million and $588 million during the first six months of 2015 and 2014, respectively, for share repurchases as well as dividend payments on common stock of $130 million and $125 million during the first six months of 2015 and 2014, respectively.

COCA-COLA ENTERPRISES, INC.

Financial Position
The following table illustrates selected changes in our consolidated balance sheets (in millions), as well as the impact of currency on these changes. Notable fluctuations excluding the impact of currency are discussed below:

	July 3, 2015	December 31, 2014	Change	Currency Impact	Change Excluding Currency
Trade accounts receivable	$1,637	$1,514	$123	$(64)	$187
Inventories	411	388	23	(22)	45
Other current assets	326	268	58	(10)	68
Property, plant, and equipment, net	2,008	2,101	(93)	(90)	(3)
Franchise license intangible assets, net and Goodwill	3,626	3,742	(116)	(116)	—
Other noncurrent assets	217	240	(23)	(5)	(18)
Accounts payable and accrued expenses	1,931	1,872	59	(83)	142
Current portion of debt	772	632	140	—	140
Debt, less current portion	3,712	3,320	392	(135)	527
Other noncurrent liabilities	206	207	(1)	(11)	10
Common stock in treasury, at cost	4,312	3,807	505	—	505
Trade accounts receivable increased $187 million, or 12.5 percent, primarily attributable to the seasonality of our business as well as the timing of receipts from customers.
Inventories increased $45 million, or 11.5 percent, due to an increase in finished goods on-hand primarily driven by the seasonality of our business as we progress through the key summer selling season.
Other current assets increased $68 million, or 25.5 percent, primarily driven by increases in certain derivative assets, partially offset by a decrease in income tax assets.
Other noncurrent assets decreased $18 million, or 7.5 percent, reflecting a decline in certain noncurrent deferred income tax assets, partially offset by increases in our noncurrent assets related to our defined benefit pension plans. For additional information about our employee benefit plans, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Accounts payable and accrued expenses increased $142 million, or 7.5 percent. The increase in accounts payable was primarily related to the seasonality of our business which drove an increase in inventory purchases, specifically finished goods. The increase in accrued expenses was driven by the movement in certain derivative liabilities and accrued taxes payable, partially offset by a decrease in incentive compensation accruals due to the timing of payments.
Current portion of debt increased $140 million, or 22.0 percent, primarily due to net issuances of commercial paper.
Debt, less current portion increased $527 million, or 16.0 percent, due to the issuance in March 2015 of €500 million, 1.9 percent notes due 2030. For additional information about our debt, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Common stock in treasury, at cost increased $505 million, or 13.5 percent, primarily reflecting our repurchases of outstanding shares during the first six months of 2015 under our share repurchase program. For additional information about our share repurchases, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Defined Benefit Plan Contributions
Contributions to our pension plans totaled $25 million and $27 million during the first six months of 2015 and 2014, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2015, as well as our actual contributions for the year ended December 31, 2014 (in millions):

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

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At July 3, 2015, approximately 94 percent of our debt portfolio was comprised of fixed-rate debt, and 6 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of July 3, 2015 would change the fair value of our fixed-rate debt outstanding as of July 3, 2015 by approximately $580 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of July 3, 2015 would change interest expense on an annual basis by less than $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars for financial reporting purposes. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the second quarter of 2015 by approximately $30 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of July 3, 2015, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $25 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2014.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the second quarter of 2015 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
April 4, 2015 through May 1, 2015	1.8	$45.23	1.7	$1,194.0
May 2, 2015 through May 29, 2015	1.6	45.46	1.6	1,119.0
May 30, 2015 through July 3, 2015	1.1	43.92	1.1	1,069.0
Total	4.5	$44.98	4.4	$1,069.0
___________________________

(A)
During the second quarter of 2015, 0.1 million of the total number of shares repurchased were attributable to shares surrendered to CCE by employees in payment of tax obligations related to the vesting of restricted share units or distributions from our deferred compensation plan. The remainder of the shares repurchased were attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. We currently have $69 million in authorized share repurchases remaining under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We can repurchase shares in the open market and in privately negotiated transactions as part of our share repurchase program. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	July 30, 2015	/s/ Manik H. Jhangiani
Manik H. Jhangiani
Senior Vice President and Chief Financial Officer

Date:	July 30, 2015	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller and Chief Accounting Officer