Form 10-Q
period 2015-10-02
COCA-COLA ENTERPRISES, INC.
filed 2015-10-29
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015
or

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
226,952,267 Shares of $0.01 Par Value Common Stock as of October 2, 2015

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Net sales	$1,822	$2,136	$5,381	$6,339
Cost of sales	1,125	1,328	3,411	4,035
Gross profit	697	808	1,970	2,304
Selling, delivery, and administrative expenses	437	463	1,277	1,480
Operating income	260	345	693	824
Interest expense, net	31	31	92	89
Other nonoperating expense	(4)	—	(3)	—
Income before income taxes	225	314	598	735
Income tax expense	57	76	158	184
Net income	$168	$238	$440	$551
Basic earnings per share	$0.74	$0.97	$1.90	$2.21
Diluted earnings per share	$0.72	$0.96	$1.87	$2.17
Dividends declared per share	$0.28	$0.25	$0.84	$0.75
Basic weighted average shares outstanding	228	244	232	249
Diluted weighted average shares outstanding	232	248	236	254

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Net income	$168	$238	$440	$551
Components of other comprehensive income (loss):
Currency translations
Pretax activity, net	(35)	(279)	(215)	(255)
Tax effect	—	—	—	—
Currency translations, net of tax	(35)	(279)	(215)	(255)
Net investment hedges
Pretax activity, net	(24)	153	99	169
Tax effect	9	(54)	(34)	(59)
Net investment hedges, net of tax	(15)	99	65	110
Cash flow hedges
Pretax activity, net	18	(9)	14	(15)
Tax effect	(4)	2	(4)	3
Cash flow hedges, net of tax	14	(7)	10	(12)
Pension plan adjustments
Pretax activity, net	7	7	21	20
Tax effect	(2)	(1)	(5)	(4)
Pension plan adjustments, net of tax	5	6	16	16
Other comprehensive loss, net of tax	(31)	(181)	(124)	(141)
Comprehensive income	$137	$57	$316	$410

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 2, 2015	December 31, 2014
ASSETS
Current:
Cash and cash equivalents	$196	$223
Trade accounts receivable, less allowances of $16 and $17, respectively	1,353	1,514
Amounts receivable from The Coca-Cola Company	65	67
Inventories	383	388
Other current assets	214	268
Total current assets	2,211	2,460
Property, plant, and equipment, net	1,986	2,101
Franchise license intangible assets, net	3,484	3,641
Goodwill	91	101
Other noncurrent assets	243	240
Total assets	$8,015	$8,543
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,705	$1,872
Amounts payable to The Coca-Cola Company	124	104
Current portion of debt	522	632
Total current liabilities	2,351	2,608
Debt, less current portion	3,483	3,320
Other noncurrent liabilities	215	207
Noncurrent deferred income tax liabilities	959	977
Total liabilities	7,008	7,112
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 355,883,688 and 354,551,447 shares, respectively	4	3
Additional paid-in capital	4,017	3,958
Reinvested earnings	2,236	1,991
Accumulated other comprehensive loss	(838)	(714)
Common stock in treasury, at cost – 128,931,421 and 115,305,477 shares, respectively	(4,412)	(3,807)
Total shareowners’ equity	1,007	1,431
Total liabilities and shareowners’ equity	$8,015	$8,543

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Nine Months
	2015	2014
Cash Flows from Operating Activities:
Net income	$440	$551
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	208	231
Share-based compensation expense	30	21
Deferred income tax expense	31	60
Pension expense less than contributions	(7)	(5)
Net changes in assets and liabilities	87	(267)
Net cash derived from operating activities	789	591
Cash Flows from Investing Activities:
Capital asset investments	(260)	(239)
Capital asset disposals	13	27
Settlement of net investment hedges	27	21
Other investing activities, net	(12)	—
Net cash used in investing activities	(232)	(191)
Cash Flows from Financing Activities:
Net change in commercial paper	120	242
Issuances of debt	527	347
Payments on debt	(484)	(111)
Shares repurchased under share repurchase programs	(614)	(800)
Dividend payments on common stock	(193)	(185)
Exercise of employee share options	17	11
Settlement of debt-related cross currency swaps	56	—
Other financing activities, net	2	(12)
Net cash used in financing activities	(569)	(508)
Net effect of currency exchange rate changes on cash and cash equivalents	(15)	(17)
Net Change in Cash and Cash Equivalents	(27)	(125)
Cash and Cash Equivalents at Beginning of Period	223	343
Cash and Cash Equivalents at End of Period	$196	$218

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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the third quarter and first nine months of 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
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

NOTE 2—MERGER AGREEMENT
On August 6, 2015, we entered into agreements with The Coca-Cola Company (TCCC), Coca-Cola Iberian Partners (CCIP), the privately-owned Coca-Cola bottler operating primarily in Spain and Portugal, and Coca-Cola Erfrischungsgetränke (CCEAG), the wholly-owned TCCC bottler operating in Germany, under which:

•
The parties agreed to combine their respective businesses by combining CCE, CCIP, and CCEAG. The combination will be effected through the contribution of CCEAG and CCIP to a newly created entity, Coca-Cola European Partners, plc (CCEP), and the merger of CCE (the Merger) with and into a newly formed indirect U.S. subsidiary of CCEP (MergeCo), with the MergeCo continuing as the surviving entity. Upon completion of the Merger, CCEP will consist of businesses involved in the marketing, production, and distribution of beverages in Great Britain, France, Germany, Spain, Portugal, Belgium, the Netherlands, Luxembourg, Norway, Sweden, Iceland, Monaco, and Andorra.

•
At the effective time of the Merger, each outstanding share of common stock of CCE will be converted into the right to receive one ordinary share of CCEP and a cash payment of $14.50. At closing, CCIP and TCCC will own 34 percent and 18 percent of CCEP, respectively, with CCE shareowners owning 48 percent on a fully diluted basis.

•	Following the Merger, CCEP will directly and indirectly wholly-own all contributed assets and liabilities of CCE, CCIP, and CCEAG.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

•	At the time of the Merger, CCEP's ordinary shares are expected to be listed for trading on the New York Stock Exchange, Euronext Amsterdam Exchange, and Madrid Stock Exchange.
The consummation of the Merger is subject to various conditions including, among others, obtaining the approval of at least a majority of the CCE’s shareholders, the availability of cash in an amount sufficient to pay the cash payment for the Merger, the New York Stock Exchange approving the listing of shares of CCEP, the shares of CCEP being admitted to listing and trading on the Amsterdam Stock Exchange, the approval by the UK Financial Conduct Authority of CCEP’s prospectus complying with the European prospectus directive, the filing and effectiveness of CCEP’s Registration Statement on Form F-4 with the U.S. Securities and Exchange Commission, the receipt of tax opinions by CCE, TCCC, and CCIP, the absence of legal prohibitions and the receipt of requisite regulatory approvals, the absence of pending actions by any governmental entity that would prevent the consummation of the Merger, and TCCC having executed new bottling agreements for CCEP having an initial 10-year term with a 10-year renewal term and, except as otherwise agreed, containing other terms materially similar to those currently in effect at CCE, CCIP, and CCEAG. Each of the parties’ obligation to close is further subject to there being no material adverse breach by the other parties. The obligation of the parties to close is further conditioned on the completion of a capital restructuring of CCIP and obtaining the approval of 80 percent of shareholders of CCIP in favor of the Merger (as of July 30, 2015 CCIP shareholders holding 95.6 percent of such voting power have agreed to approve the Merger and related transactions). Each of the parties has generally agreed to use all reasonable endeavors to take such steps to satisfy the conditions. If the conditions to completion are not satisfied by August 6, 2016 or any conditions become impossible to be satisfied by such date (or any breach of other covenants or warranties occurs which would result in a breach due to a material adverse effect in respect of the breaching party and which is not capable of cure or is not cured by such date or within 30 days’ notice), the transaction may be terminated.
The agreements set out certain covenants the parties must comply with prior to completion, including carrying out the agreed transaction steps, the consummation of the CCIP capital restructuring, and the removal of certain assets and liabilities from CCIP that are not being transferred to CCEP. The parties have agreed to cooperate in making employee notifications, competition approvals, securities laws filings and listing applications, and obtaining financing. Further, the parties will cooperate to reach an agreement on a chart of authority of the CCEP Board of Directors and terms of reference for specified committees of the CCEP Board of Directors. The parties have agreed to use their reasonable endeavors to negotiate and agree on CCEP’s new bottling agreements, an initial business plan, and a long range business plan. The parties have also agreed to cause CCIP and CCEP and its subsidiaries to enter into a share purchase agreement, on terms satisfactory to the parties, with Cobega S.A. and Solinbar, S.L.U. in respect of the sale of Vifilfell hf. (the entity that owns the Coca-Cola bottling business in Iceland) for aggregate consideration of no more than €35 million.
The agreements contain customary warranties of the parties regarding their respective businesses. The warranties of CCE, CCIP, CCEAG, and an entity to be established for the purposes of holding CCIP will survive for three months after the date that CCEP files its December 31, 2016 Form 20-F with the U.S. Securities and Exchange Commission. In the event of certain breaches of the warranties resulting in agreed claims or awards against a particular company above $400 million, the relative equity ownership percentages of CCEP will be adjusted by issuing additional shares of CCEP to increase the ownership of the non-breaching parties to reflect the indemnification claim amount, not to exceed $450 million.
The agreements contain specified termination rights. The agreements can be terminated if the parties fail to perform their representations, warranties, covenants or agreements, if any court of competent jurisdiction or any governmental authority issues an order, decree or ruling or takes any other action permanently enjoining, restraining or otherwise prohibiting the consummation of the transactions or if the CCE Board of Directors withdraws, modifies, or qualifies its recommendation to shareholders regarding the adoption of the merger agreements. Upon termination under specified circumstances, including upon a termination resulting from a change in the CCE Board of Directors recommendation to shareholders, CCE would be required to pay CCEP a termination fee of $450 million.
During the third quarter of 2015, we incurred expenses totaling $26 million related to the Merger and expect to incur total Merger expenses of approximately $140 million through the consummation of the Merger. These expenses are included in selling, delivery, and administrative (SD&A) expenses on our Condensed Consolidated Statements of Income.
CCE has been named in three lawsuits related to the Merger. For additional information about these lawsuits, refer to Note 9.
CCEP and/or its subsidiaries intend to finance the cash payment in the Merger primarily using debt financing in either the public or private markets. CCEP expects to have financing in place during the second quarter of 2016.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 3—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	October 2, 2015	December 31, 2014
Finished goods	$253	$238
Raw materials and supplies	130	150
Total inventories	$383	$388

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	October 2, 2015	December 31, 2014
Land	$135	$147
Building and improvements	925	961
Machinery, equipment, and containers	1,477	1,476
Cold drink equipment	1,179	1,168
Vehicle fleet	86	91
Furniture, office equipment, and software	297	287
Property, plant, and equipment	4,099	4,130
Accumulated depreciation and amortization	(2,244)	(2,162)
	1,855	1,968
Construction in process	131	133
Property, plant, and equipment, net	$1,986	$2,101

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	October 2, 2015	December 31, 2014
Trade accounts payable	$489	$537
Accrued customer marketing costs	588	656
Accrued compensation and benefits	214	257
Accrued taxes	189	172
Accrued deposits	55	60
Other accrued expenses	170	190
Accounts payable and accrued expenses	$1,705	$1,872

NOTE 6—RELATED PARTY TRANSACTIONS
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Amounts affecting net sales:
Fountain syrup and packaged product sales	$4	$4	$11	$13
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(489)	$(522)	$(1,532)	$(1,722)
Purchases of finished products	(10)	(15)	(33)	(39)
Marketing support funding earned	47	56	145	163
Total	$(452)	$(481)	$(1,420)	$(1,598)
On August 6, 2015, we entered into agreements with TCCC, CCIP, and CCEAG related to the pending merger to form CCEP. For more information about the pending Merger to form CCEP, refer to Note 2.
We and TCCC reached an understanding on a new incidence-based concentrate pricing model and funding program to be effective on January 1, 2016. The term of this new understanding is tied to the term of our bottling agreements, which expire on October 2, 2020. If our bottling agreements are terminated due to the closing of the proposed Merger, this understanding will continue until the commencement of a new incidence pricing agreement between TCCC and CCEP. Under the new funding program, the $45 million Global Marketing Fund (GMF), which will be terminated effective December 31, 2015, will be replaced by the integration of $20 million into the incidence rate and annual payments of $25 million from TCCC to CCE to support the execution of commercial strategies focused on capturing growth opportunities. This funding will be paid twice yearly in equal installments. The new pricing model and funding program will result in simplified administration without value transfer between the parties. CCE and TCCC believe that this new understanding should be a key factor for better alignment between the parties and position both parties to win in the marketplace and create value.
For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS
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
The fair value of our derivative contracts (including forwards, options, cross currency swaps, and interest rate swaps) is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions, and, therefore, our derivative contracts have been classified as Level 2. Inputs used in these standard valuation models include the applicable spot, forward, and discount rates that are current as of the valuation date. The standard valuation model for our option contracts also includes implied volatility, which is specific to individual options and is based on rates quoted from a widely used third-party resource. For more information regarding the valuation of our derivatives, refer to Note 17.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	October 2, 2015	December 31, 2014
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$21	$58
Foreign currency contracts	Other noncurrent assets	10	—
Total		31	58
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	3	24
Commodity contracts	Other current assets	—	3
Foreign currency contracts	Other noncurrent assets	7	—
Total		10	27
Total Assets		$41	$85
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$15	$29
Foreign currency contracts	Other noncurrent liabilities	4	12
Total		19	41
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts payable and accrued expenses	7	22
Commodity contracts	Accounts payable and accrued expenses	20	8
Foreign currency contracts	Other noncurrent liabilities	7	—
Commodity contracts	Other noncurrent liabilities	12	5
Total		46	35
Total Liabilities		$65	$76
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.
Cash Flow Hedges
We use cash flow hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including purchases of raw materials and services denominated in non-functional currencies, the receipt of interest and principal on intercompany loans denominated in non-functional currencies, and the payment of interest and principal on debt issuances in a non-functional currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (loss) (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Income that is consistent with the nature of the underlying hedged item. During the third quarter of 2015, we received $56 million upon maturity of certain of our cross currency swaps related to intercompany loans.
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	October 2, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 753 million	June 2021	USD 1.3 billion	June 2021

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following tables summarize the effect of our derivative financial instruments, net of tax, designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Cash Flow Hedging Instruments	2015	2014	2015	2014
Foreign currency contracts	$3	$38	$(14)	$13

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		Third Quarter		First Nine Months
Cash Flow Hedging Instruments	Location - Statements of Income	2015	2014	2015	2014
Foreign currency contracts	Cost of sales	$(4)	$(1)	$(12)	$1
Foreign currency contracts	Selling, delivery, and administrative expenses	(1)	—	(1)	—
Foreign currency contracts(C)	Other nonoperating expense	$(6)	$46	$(11)	$24
Total		$(11)	$45	$(24)	$25
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred losses totaling $5 million are expected to be reclassified from AOCI as the forecasted transactions occur. The amounts will be recorded on our Condensed Consolidated Statements of Income in the expense line item that is consistent with the nature of the underlying hedged item.

(C)
The gain (loss) recognized on these currency contracts is offset by the gain (loss) recognized on the remeasurement of the underlying debt instruments; therefore, there is a minimal consolidated net effect in other nonoperating (expense) income on our Condensed Consolidated Statements of Income.

Economic (Non-designated) Hedges
We periodically enter into derivative instruments that are designed to hedge various risks but are not designated as hedging instruments. These hedged risks include those related to commodity price fluctuations associated with forecasted purchases of aluminum, sugar, components of PET (plastic), and vehicle fuel. At times, we also enter into other short-term non-designated hedges to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with short-term intercompany loans and certain cash equivalents denominated in non-functional currencies.
The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	October 2, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 664 million	December 2015	USD 222 million	July 2015
Commodity contracts	USD 162 million	December 2018	USD 125 million	December 2017
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		Third Quarter		First Nine Months
Non-Designated Hedging Instruments	Location - Statements of Income	2015	2014	2015	2014
Commodity contracts	Cost of sales	$(10)	$6	$(20)	$4
Commodity contracts	Selling, delivery, and administrative expenses	(8)	(1)	(7)	(1)
Foreign currency contracts	Other nonoperating expense(A)	13	4	(15)	4
Total		$(5)	$9	$(42)	$7
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
As of October 2, 2015, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $33 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 13.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2014	$1	$(11)	$(10)
Amounts recognized during the period and recorded in our Corporate segment, net	(20)	(7)	(27)
Amounts transferred from our Corporate segment to our Europe operating segment, net	(1)	5	4
Balance at October 2, 2015	$(20)	$(13)	$(33)
___________________________

(A)
Over the next 12 months, deferred losses totaling $20 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

Net Investment Hedges
We have entered into currency forwards, options, and foreign currency denominated borrowings designated as net investment hedges of our foreign subsidiaries. Changes in the fair value of these hedges resulting from currency exchange rate changes are recognized in AOCI on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in other nonoperating (expense) income on our Condensed Consolidated Statements of Income. During the third quarter of 2015, we received $27 million upon maturity of a portion of our 2015 net investment hedges.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	October 2, 2015		December 31, 2014
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 175 million	August 2016	USD 250 million	November 2015
Foreign currency denominated debt	USD 2.0 billion	March 2030	USD 1.6 billion	May 2026
The following table summarizes the effect of our derivative financial instruments, net of tax, designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	Third Quarter		First Nine Months
Net Investment Hedging Instruments	2015	2014	2015	2014
Foreign currency contracts	$(3)	$18	$12	$19
Foreign currency denominated debt	(12)	81	53	91
Total	$(15)	$99	$65	$110
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 8—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	October 2, 2015		December 31, 2014
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$266	0.3%	$146	0.5%
U.S. dollar notes due 2016-2021(B)	1,318	3.4	1,793	3.1
Euro notes due 2017-2030(C)	2,402	2.4	1,987	2.6
Capital lease obligations(D)	19	n/a	26	n/a
Total debt(E)	4,005		3,952
Current portion of debt	(522)		(632)
Debt, less current portion	$3,483		$3,320
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In September 2015, our $475 million, 2.1 percent notes matured and were paid in full.

(C)	In March 2015, we issued €500 million, 1.9 percent notes due 2030.

(D)	These amounts represent the present value of our minimum capital lease payments.

(E)
The total fair value of our outstanding debt, excluding capital lease obligations, was $4.1 billion and $4.2 billion at October 2, 2015 and December 31, 2014, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At October 2, 2015, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that we meet a minimum interest coverage ratio. We were in compliance with these requirements as of October 2, 2015. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

NOTE 9—COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In connection with the agreements entered into between us, TCCC, CCIP, and CCEAG on August 6, 2015, three putative class action lawsuits were filed in Delaware Chancery Court between the announcement date and the present. The lawsuits are similar and assert claims on behalf of our shareholders for various alleged breaches of fiduciary duty in connection with the Merger. The lawsuits name us, our Board of Directors, CCIP, CCEAG, CCEP, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to rescind the Merger if it is consummated and allow termination damages, and to recover other damages, attorneys’ fees, and litigation expenses. We believe the cases to be without merit and intend to defend them vigorously. For additional information about the Merger between us, TCCC, CCIP, and CCEAG, refer to Note 2.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 10—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Components of net periodic benefit costs:
Service cost	$14	$13	$42	$40
Interest cost	14	16	41	48
Expected return on plan assets	(24)	(24)	(73)	(73)
Amortization of net prior service cost	—	1	—	2
Amortization of actuarial loss	7	6	21	18
Total costs	$11	$12	$31	$35

Contributions
Contributions to our pension plans totaled $38 million and $40 million during the first nine months of 2015 and 2014, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2015, as well as actual contributions for the year ended December 31, 2014 (in millions):

	Projected(A) 2015	Actual(A) 2014
Total pension contributions	$55	$51
___________________________

(A)	These amounts represent only contributions made by CCE.

NOTE 11—TAXES
Our effective tax rate was approximately 26 percent and 25 percent for the first nine months of 2015 and 2014, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Nine Months
	2015	2014
U.S. federal statutory expense	$209	$257
Taxation of foreign operations, net(A)	(120)	(138)
U.S. taxation of foreign earnings, net of tax credits	57	60
Nondeductible items	3	12
Rate and law change benefit, net(B)	—	(1)
Other, net	9	(6)
Total provision for income taxes	$158	$184
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Repatriation of Current Year Foreign Earnings to the U.S.
During the third quarter of 2015, we repatriated to the U.S. $450 million of our 2015 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2015 foreign earnings that were not repatriated in 2015, will remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 12—EARNINGS PER SHARE
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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Net income	$168	$238	$440	$551
Basic weighted average shares outstanding	228	244	232	249
Effect of dilutive securities(A)	4	4	4	5
Diluted weighted average shares outstanding	232	248	236	254
Basic earnings per share	$0.74	$0.97	$1.90	$2.21
Diluted earnings per share	$0.72	$0.96	$1.87	$2.17
___________________________

(A)
Options to purchase 7.5 million and 7.7 million shares were outstanding at October 2, 2015 and September 26, 2014, respectively. During the first nine months of 2015 and 2014, options to purchase 0.7 million and 0.1 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the third quarter and first nine months of 2015, we repurchased 2.2 million and 13.5 million shares, respectively, and during the third quarter and first nine months of 2014, we repurchased 4.2 million and 17.3 million shares, respectively, under our share repurchase program. Refer to Note 16.
During the first nine months of 2015, we issued an aggregate of 1.0 million shares of common stock in connection with the exercise of share options with a total intrinsic value of $29 million.
Dividend payments on our common stock totaled $193 million and $185 million during the first nine months of 2015 and 2014, respectively. In February 2015, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.

NOTE 13—OPERATING SEGMENT
We operate in one industry and have one operating segment (our Europe operating segment). This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first nine months of 2015 or 2014.
Our segment operating income includes the segment’s revenue less substantially all the segment’s cost of production, distribution, and administration. We evaluate the segment’s performance based on several factors, of which net sales and operating income are the primary financial measures.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Mark-to-market gains (losses) related to our non-designated commodity hedges are recognized in the earnings of our Corporate segment until such time as the underlying hedged transaction affects the earnings of our Europe operating segment. In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains (losses) related to the hedged transaction are reclassified from the earnings of our Corporate segment into the earnings of our Europe operating segment. This treatment allows our Europe operating segment to reflect the true economic effects of the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these non-designated commodity hedges. For additional information about our non-designated hedges, refer to Note 7.
The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
Third Quarter 2015:
Net sales(A)	$1,822	$—	$1,822
Operating income (loss)(B), (C)	330	(70)	260
Third Quarter 2014:
Net sales(A)	$2,136	$—	$2,136
Operating income (loss)(B)	366	(21)	345
First Nine Months 2015:
Net sales(A)	$5,381	$—	$5,381
Operating income (loss)(B), (C)	844	(151)	693
First Nine Months 2014:
Net sales(A)	$6,339	$—	$6,339
Operating income (loss)(B)	911	(87)	824
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Nine Months
	2015	2014
Net sales:
Great Britain	37%	34%
France	29	30
Belgium	15	15
The Netherlands	8	8
Norway	6	7
Sweden	5	6
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market losses on our non-designated commodity hedges totaling $23 million for the first nine months of 2015 and net mark-to-market gains of $14 million for the first nine months of 2014. As of October 2, 2015, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $33 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 7.

(C)	For the three and nine months ended October 2, 2015, operating income in our Corporate and Europe segments included Merger related expenses totaling $19 million and $7 million, respectively.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Europe (A)	$6	$1	$19	$63
Corporate	—	—	—	—
Total	$6	$1	$19	$63
___________________________

(A)
During the first nine months of 2015, we incurred $7 million of restructuring costs under our business transformation program. During the third quarter and first nine months of 2015, we incurred $6 million and $12 million of restructuring costs, respectively, related to other restructuring activities. All restructuring expenses recorded during the third quarter and first nine months of 2014 related to our Business Transformation Program.

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
We are substantially complete with this program, and to date our nonrecurring restructuring charges totaled $233 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. During the first nine months of 2015, we recorded nonrecurring restructuring charges under this program totaling $7 million. During the third quarter and first nine months of 2014, we recorded nonrecurring restructuring charges under this program totaling $1 million and $63 million, respectively. Substantially all nonrecurring restructuring charges related to this program are included in selling, delivery, and administrative expenses (SD&A) on our Condensed Consolidated Statements of Income.
The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(B)	Other(C)	Total
Balance at January 1, 2014(A)	$30	$—	$12	$42
Provision	26	7	48	81
Cash payments	(33)	—	(55)	(88)
Noncash items	—	(7)	—	(7)
Balance at December 31, 2014(A)	23	—	5	28
Provision	1	1	5	7
Cash payments	(12)	—	(6)	(18)
Noncash items	—	(1)	—	(1)
Balance at October 2, 2015(A)	$12	$—	$4	$16
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

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

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2014	$41	$(54)	$(7)	$(311)	$(331)
Other comprehensive (loss) income before reclassifications	(482)	166	34	20	(262)
Amounts reclassified from AOCI	—	—	(45)	(76)	(121)
Net change in other comprehensive (loss) income	(482)	166	(11)	(56)	(383)
Balance at December 31, 2014	(441)	112	(18)	(367)	(714)
Other comprehensive (loss) income before reclassifications	(215)	65	(14)	—	(164)
Amounts reclassified from AOCI	—	—	24	16	40
Net change in other comprehensive (loss) income	(215)	65	10	16	(124)
Balance at October 2, 2015	$(656)	$177	$(8)	$(351)	$(838)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 7.

(B)	For additional information about our pension plans, refer to Note 10.

NOTE 16—SHARE REPURCHASE PROGRAM
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.3 billion in outstanding shares, representing 125.9 million shares, under these resolutions. In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. In the third quarter of 2015 we completed authorized share repurchases under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We currently have $969 million in authorized share repurchases remaining under the December 2014 resolution. We completed our planned share repurchases for 2015 during the third quarter, and do not intend to repurchase additional outstanding shares prior to the closing of the Merger (expected to be during the second quarter of 2016).
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
The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Number of shares repurchased	2.2	4.2	13.5	17.3
Weighted average purchase price per share	$45.16	$47.43	$44.35	$46.11
Amount of share repurchases(A)	$100	$200	$600	$800

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

___________________________

(A)	Total cash paid in the first nine months of 2015 for these share repurchases totaled $614 million due to the timing of settlement.

NOTE 17—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	October 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$41	$—	$41	$—
Derivative liabilities(A)	$65	$—	$65	$—
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$85	$—	$85	$—
Derivative liabilities(A)	$76	$—	$76	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the third quarter and first nine months of 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
On August 6, 2015, we entered into agreements with TCCC, CCIP, and CCEAG related to the pending Merger to form CCEP. For more information about the pending Merger to form CCEP, refer to Note 2.
We and TCCC reached an understanding on a new incidence-based concentrate pricing model and funding program to be effective on January 1, 2016. The term of this new understanding is tied to the term of our bottling agreements, which expire on October 2, 2020. If our bottling agreements are terminated due to the closing of the proposed Merger, this understanding will continue until the commencement of a new incidence pricing agreement between TCCC and CCEP. Under the new funding program, the $45 million Global Marketing Fund (GMF), which will be terminated effective December 31, 2015, will be replaced by the integration of $20 million into the incidence rate and annual payments of $25 million from TCCC to CCE to support the execution of commercial strategies focused on capturing growth opportunities. This funding will be paid twice yearly in equal installments. The new pricing model and funding program will result in simplified administration without value transfer between the parties. CCE and TCCC believe that this new understanding should be a key factor for better alignment between the parties and position both parties to win in the marketplace and create value.
Basis of Presentation
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
Strategic Vision and 2015 Business Plan
Our strategic vision is to “be the best beverage sales and service company,” and to support this vision we are focused on three primary objectives which are to (1) lead category value growth; (2) excel at serving our customers with world-class capabilities; and (3) drive an inclusive and passionate culture. In addition to these objectives, we operate with a strong commitment to sustainability leadership and a shared vision and partnership with TCCC. For more information about our transactions with TCCC, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
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

COCA-COLA ENTERPRISES, INC.

Financial Results
Our net income in the third quarter of 2015 was $168 million, or $0.72 per diluted share, compared to net income of $238 million, or $0.96 per diluted share, in the third quarter of 2014. The following items included in our reported results affect the comparability of our year-over-year financial performance (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
Third Quarter 2015

•	Charges totaling $6 million ($4 million net of tax, or $0.02 per diluted share) related to restructuring activities;

•
Net mark-to-market losses totaling $15 million ($10 million net of tax, or $0.05 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period;

•	Charges totaling $26 million ($18 million net of tax, or $0.08 per diluted share) related to the pending Merger; and

•	A gain of $10 million ($7 million net of tax, or $0.03 per diluted share) related to the sale of a distribution facility in Great Britain.
Third Quarter 2014

•	Restructuring charges totaling $1 million ($1 million net of tax) related to our restructuring activities;

•
Net mark-to-market gains totaling $8 million ($6 million net of tax, or $0.02 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period; and

•	Net tax items totaling $6 million ($0.02 per diluted share) principally related to the tax impact of both changes in underlying rates and cumulative nonrecurring items on the quarter.
Our year-over-year financial performance during the third quarter of 2015 reflects the impact of the following significant factors:

•	Persistent currency headwinds which decreased our net sales by 13.5 percent, our operating income by 14.0 percent, and our diluted earnings per share by 18.5 percent;

•	Continued softness in the consumer environment coupled with unfavorable weather in Great Britain which contributed to a volume decrease of 1.0 percent;

•	Favorable cost trends in certain key commodities, which drove bottle and can gross margin per case expansion of 2.0 percent; and

•	A decline in operating expenses resulting from exchange rate changes which more than offset our costs related to the pending Merger.
Our operating and financial performance during the third quarter of 2015 was impacted by a soft consumer environment resulting in a 1.0 percent year-over-year decline in volume. Additionally, the continued weakness of the euro in relation to the U.S. dollar, which fell more than 15.0 percent year-over-year, had a significant impact on our financial performance in the third quarter of 2015.
Volume in Great Britain declined 4.0 percent reflecting the impact of a soft consumer environment and unfavorable weather, particularly in August 2015. Volume in our continental European territories increased 1.0 percent driven by increases in our still beverage sales which outpaced declines in sparkling beverage sales. Across our territories, the overall volume decrease of 1.0 percent was the result of declines in our Coca-Cola trademark and Schweppes beverage sales, offset partially by increased sales of our water brands. During the third quarter of 2015, we continued to adapt our plans and enhance our opportunities for growth through investment in innovation and expansion, and increasing the presence of new brands in the marketplace.
Gross margin per case expanded year-over-year as our cost of sales per case decline of 2.5 percent outpaced a 0.5 percent decline in our net price per case. Our gross margin performance continued to be impacted by favorable cost trends in some of our key commodities, including aluminum, sugar, and PET (plastic). The decline in bottle and can net price per case was the result of our strategic approach to pricing given the current consumer and cost environment, coupled with the impact of package mix-shifts.
Operating expenses decreased $26 million during the third quarter of 2015 versus the third quarter of 2014 broadly reflecting the impact of currency exchange rates and a gain on the sale of a distribution facility in Great Britain, offset partially by costs related to the pending Merger.
Year-over-year diluted earnings per share declined 25.0 percent, including the impact of (1) an $0.18 decrease due to currency exchange rates; (2) an $0.11 decrease due to Merger related costs; and (3) a $0.04 benefit from our share repurchase activity. During the third quarter of 2015 we repurchased approximately $100 million of our shares under our share repurchase program.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	62.2	63.4	63.7
Gross profit	38.3	37.8	36.6	36.3
Selling, delivery, and administrative expenses	24.0	21.6	23.7	23.3
Operating income	14.3	16.2	12.9	13.0
Interest expense, net	1.7	1.5	1.7	1.4
Other nonoperating (expense) income	(0.3)	—	(0.1)	—
Income before income taxes	12.3	14.7	11.1	11.6
Income tax expense	3.1	3.6	2.9	2.9
Net income	9.2%	11.1%	8.2%	8.7%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2015		2014		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Europe	$330	127.0%	$366	106.0%	$844	122.0%	$911	110.5%
Corporate	(70)	(27.0)	(21)	(6.0)	(151)	(22.0)	(87)	(10.5)
Consolidated	$260	100.0%	$345	100.0%	$693	100.0%	$824	100.0%
During the third quarter and first nine months of 2015, we generated operating income of $260 million and $693 million, respectively, compared to $345 million and $824 million in the third quarter and first nine months of 2014, respectively. The following table summarizes the significant components of the year-over-year change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2015		First Nine Months 2015
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$(10)	(3.0)%	$(74)	(9.0)%
Impact of bottle and can cost-mix on gross profit	28	8.5	90	11.0
Impact of bottle and can volume on gross profit	(8)	(2.5)	(11)	(1.5)
Impact of bottle and can selling day shift on gross profit	—	—	34	4.0
Impact of post-mix, non-trade, and other on gross profit	(3)	(1.0)	3	0.5
Net mark-to-market losses related to non-designated commodity hedges	(23)	(6.5)	(37)	(4.5)
Net impact of restructuring charges	(5)	(1.5)	44	5.5
Merger related costs	(26)	(7.5)	(26)	(3.0)
Gain on property sale	10	3.0	10	1.0
Other selling, delivery, and administrative expenses	(8)	(2.5)	(28)	(3.5)
Currency exchange rate changes	(49)	(14.0)	(144)	(17.5)
Other changes	9	2.5	8	1.0
Change in operating income	$(85)	(24.5)%	$(131)	(16.0)%

COCA-COLA ENTERPRISES, INC.

Net Sales
Net sales decreased 14.5 percent in the third quarter of 2015 to $1.8 billion from $2.1 billion in the third quarter of 2014. Net sales decreased 15.0 percent during the first nine months of 2015 to $5.4 billion from $6.3 billion in the first nine months of 2014. These changes include currency exchange rate decreases of 13.5 percent and 15.0 percent when compared to the third quarter and first nine months of 2014, respectively.
Net sales per case decreased 14.0 percent in the third quarter of 2015 when compared to the third quarter of 2014 and also decreased 16.0 percent in the first nine months of 2015 when compared to the first nine months of 2014. The following table summarizes the significant components of the year-over-year change in our net sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2015	First Nine Months 2015
Changes in net sales per case:
Bottle and can net price per case	(0.5)%	(1.0)%
Bottle and can currency exchange rate changes	(14.0)	(15.0)
Post-mix, non-trade, and other	0.5	—
Change in net sales per case	(14.0)%	(16.0)%
During the third quarter of 2015, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During the third quarter of 2015, our 0.5 percent decline in bottle and can net price per case was the result of our strategic approach to pricing given the current consumer and cost environment, coupled with the impact of package mix-shifts away from higher-priced PET (plastic).
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of four additional selling days in the first nine months of 2015 when compared to the first nine months of 2014 (rounded to the nearest 0.5 percent):

	Third Quarter 2015	First Nine Months 2015
Change in volume	(1.0)%	1.0%
Impact of selling day shift(A)	—	(1.5)
Change in volume, adjusted for selling day shift	(1.0)%	(0.5)%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first nine months of 2015 when compared to the first nine months of 2014 (rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2015 Percent of Total	2014 Percent of Total	Change	2015 Percent of Total	2014 Percent of Total
Coca-Cola trademark	(2.0)%	67.0%	67.5%	(1.5)%	67.5%	68.5%
Sparkling flavors and energy	(0.5)	18.0	18.0	—	17.5	17.5
Juices, isotonics, and other	(0.5)	11.0	11.0	1.5	11.0	10.5
Water	12.5	4.0	3.5	14.0	4.0	3.5
Total	(1.0)%	100.0%	100.0%	(0.5)%	100.0%	100.0%
During the third quarter of 2015, volume declined 1.0 percent when compared to the third quarter of 2014. Our volume performance reflects the impact of a soft consumer environment and unfavorable weather in Great Britain, particularly in August 2015. Volume declined 4.0 percent in Great Britain, driven by declines in both sparkling and still beverage sales. These declines were partially

COCA-COLA ENTERPRISES, INC.

offset by a volume increase in continental Europe of 1.0 percent, driven by increases in our still beverage sales which outpaced declines in sparkling beverage sales.
In the third quarter of 2015, our Coca-Cola trademark beverage brand sales declined 2.0 percent. Volume gains related to Coca-Cola Life and Coca-Cola Zero were offset by declines in Coca-Cola Classic and Diet Coke/Coca-Cola light. Our sparkling flavors and energy category volume decreased 0.5 percent during the third quarter of 2015, driven by declines in our other sparkling flavors including Schweppes and Dr Pepper. These decreases were partially offset by strong growth in Fanta and the continued expansion of Finley. Juices, isotonics, and other volume decreased 0.5 percent in the third quarter of 2015 driven by declines in our energy portfolio and Minute Maid, partially offset by increases in Capri-Sun which was recently introduced in Sweden and experienced strong sales in France. Sales volume of our water brands increased 12.5 percent in the third quarter of 2015, reflecting the continued growth of smartwater in Great Britain and double-digit growth of Chaudfontaine in continental Europe.
Consumption
The following table summarizes our volume by consumption type for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first nine months of 2015 when compared to the first nine months of 2014 (rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2015 Percent of Total	2014 Percent of Total	Change	2015 Percent of Total	2014 Percent of Total
Future Consumption(A)	(0.5)%	63.5%	63.0%	(0.5)%	64.5%	64.0%
Immediate Consumption(B)	(2.0)	36.5	37.0	(0.5)	35.5	36.0
Total	(1.0)%	100.0%	100.0%	(0.5)%	100.0%	100.0%
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

Packages
The following table summarizes our volume by package type for the periods presented, with the percentage change adjusted to reflect the impact of four additional selling days in the first nine months of 2015 when compared to the first nine months of 2014 (rounded to the nearest 0.5 percent):

	Third Quarter			First Nine Months
	Change	2015 Percent of Total	2014 Percent of Total	Change	2015 Percent of Total	2014 Percent of Total
PET (plastic)	(3.5)%	42.5%	43.5%	(0.5)%	43.0%	43.0%
Cans	0.5	41.0	40.5	(0.5)	41.0	41.0
Glass and other	1.0	16.5	16.0	0.5	16.0	16.0
Total	(1.0)%	100.0%	100.0%	(0.5)%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.1 billion and $3.4 billion during the third quarter and first nine months of 2015, respectively, representing a decrease of 15.5 percent when compared to the third quarter and first nine months of 2014, respectively. These changes include currency exchange rate decreases of 13.5 percent and 15.5 percent when compared to the third quarter and first nine months of 2014, respectively.

COCA-COLA ENTERPRISES, INC.

Cost of sales per case decreased 14.5 percent and 16.5 percent in the third quarter and first nine months of 2015 when compared to the third quarter and first nine months of 2014, respectively. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2015	First Nine Months 2015
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(2.5)%	(2.5)%
Bottle and can currency exchange rate changes	(14.0)	(15.0)
Post mix, non-trade, and other	2.0	1.0
Change in cost of sales per case	(14.5)%	(16.5)%
Bottle and can cost of sales per case declined 2.5 percent during the third quarter of 2015 reflecting the benefit of favorable cost trends in some of our key commodities, including aluminum, sugar, and PET (plastic). Though the current cost environment is favorable, we continue to execute our risk management strategy through the use of supplier agreements and hedging instruments.
Selling, Delivery, and Administrative Expenses
SD&A expenses decreased $26 million, or 5.5 percent, in the third quarter of 2015 and decreased $203 million, or 13.5 percent, in the first nine months of 2015. These changes include currency exchange rate decreases of 13.0 percent and 14.0 percent when compared to the third quarter and first nine months of 2014, respectively.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2015		First Nine Months 2015
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$9	2.0%	$25	1.5%
Selling and marketing expenses	(3)	(0.5)	5	0.5
Delivery and merchandising expenses	1	—	(5)	(0.5)
Warehousing expenses	1	—	(3)	—
Net mark-to-market gains related to non-designated commodity hedges	6	1.5	2	—
Net impact of restructuring charges	5	1.0	(44)	(3.0)
Merger related costs	26	5.5	26	2.0
Gain on property sale	(10)	(2.0)	(10)	(0.5)
Currency exchange rate changes	(61)	(13.0)	(205)	(14.0)
Other	—	—	6	0.5
Change in SD&A expenses	$(26)	(5.5)%	$(203)	(13.5)%
SD&A expenses as a percentage of net sales were 24.0 percent and 21.6 percent in the third quarter of 2015 and 2014, respectively, and 23.7 percent and 23.3 percent in first nine months of 2015 and 2014, respectively. Our SD&A expenses primarily reflect the year-over-year impact of (1) currency exchange rates that reduced SD&A expenses by $61 million; (2) Merger related costs of $26 million; and (3) the sale of a distribution facility in Great Britain resulting in a $10 million gain.
Business Transformation Program
In 2012, we announced a business transformation program designed to improve our operating model and create a platform for driving sustainable future growth. We are substantially complete with this program, and to date our nonrecurring restructuring charges totaled $233 million, including severance, transition, consulting, accelerated depreciation, and lease termination costs. Substantially all nonrecurring restructuring charges related to this program are included in SD&A expenses on our Condensed Consolidated Statements of Income. For further information on our business transformation program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Under this program, including non-restructuring related business process improvement initiatives, we expect to generate ongoing annualized cost savings of approximately $110 million beginning in 2015, some of which we expect to reinvest into the business.

COCA-COLA ENTERPRISES, INC.

Interest Expense, Net
Interest expense, net totaled $31 million for both the third quarter of 2015 and the third quarter of 2014. Interest expense, net increased $3 million in the first nine months of 2015 to $92 million from $89 million in the first nine months of 2014. The following table summarizes the primary items that impacted our interest expense, net for the periods presented (in millions, except percentages):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Average outstanding debt balance	$4,485	$4,566	$4,296	$4,284
Weighted average cost of debt	2.6%	2.7%	2.7%	2.8%
Fixed-rate debt (% of portfolio)	93%	94%	93%	94%
Floating-rate debt (% of portfolio)	7%	6%	7%	6%

Other Nonoperating Expense
Other nonoperating expense totaled $4 million and $3 million in the third quarter of 2015 and the first nine months of 2015, respectively. Our other nonoperating expense principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 26 percent and 25 percent for the first nine months of 2015 and 2014, respectively. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first nine months of 2015 and 2014.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At October 2, 2015, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At October 2, 2015, we had $522 million in debt maturities in the next 12 months, including $266 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.3 billion in outstanding shares, representing 125.9 million shares, under these resolutions. In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. In the third quarter of 2015 we completed authorized share repurchases under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We currently have $969 million in authorized share repurchases remaining under the December 2014 resolution.
During the first nine months of 2015, we repurchased $600 million in outstanding shares, completing our planned share repurchases for the year. We do not intend to repurchase additional outstanding shares prior to the closing of the Merger (expected to be during

COCA-COLA ENTERPRISES, INC.

the second quarter of 2016). For additional information about our share repurchase programs, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements.
During the third quarter of 2015, we repatriated to the U.S. $450 million of our 2015 foreign earnings for the payment of dividends, share repurchases, interest on U.S.-issued debt, salaries for U.S.-based employees, and other corporate-level operations in the U.S. Our historical foreign earnings, including our 2015 foreign earnings that were not repatriated in 2015, will remain permanently reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain permanently reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.
At October 2, 2015, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets were held by consolidated entities that are located outside of the U.S. Our disclosure of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the cash will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $193 million and $185 million during the first nine months of 2015 and 2014, respectively. In February 2015, our Board of Directors approved a $0.03 per share increase in our quarterly dividend from $0.25 per share to $0.28 per share beginning in the first quarter of 2015.
Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our rating outlooks from S&P and Fitch are stable. During the third quarter of 2015 our rating outlook from Moody's was revised from stable to negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our credit rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the credit rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that we meet a minimum interest coverage ratio. We were in compliance with these requirements as of October 2, 2015. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first nine months of 2015 our primary sources of cash included: (1) $789 million from operating activities, net of contributions to our defined benefit pension plans of $38 million and cash payments related to restructuring programs of $18 million; (2) proceeds of $527 million on issuances of debt; and (3) net issuances of commercial paper of $120 million. Our primary uses of cash included: (1) cash payments totaling $614 million for shares repurchased under our share repurchase program; (2) payments on debt of $484 million, primarily resulting from the maturing of $475 million notes; (3) capital asset investments of $260 million; and (4) dividend payments on common stock of $193 million.
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
Operating Activities
Our net cash derived from operating activities totaled $789 million and $591 million in the first nine months of 2015 and 2014, respectively. This increase was driven by favorable working capital changes due to our enhanced focus on working capital management coupled with the timing of our quarter-end relative to the calendar month-end compared to the first nine months of 2014. This increase was partially offset by a decline in our year-over-year operating income performance driven primarily by currency exchange rate changes.
Investing Activities

COCA-COLA ENTERPRISES, INC.

Our capital asset investments represent the principal use of cash for our investing activities. During 2015, we expect our capital expenditures to be approximately $325 million and to be invested in a similar proportion of asset categories as those listed below. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Nine Months
	2015	2014
Supply chain infrastructure improvements	$141	$125
Cold drink equipment	87	81
Information technology	30	26
Fleet and other	2	7
Total capital asset investments	$260	$239
Our investing activities during the first nine months of 2015 also included: (1) the receipt of $13 million related to capital asset disposals, driven primarily by the sale of a distribution facility in Great Britain; and (2) the receipt of $27 million from the settlement of net investment hedges.
Financing Activities
Our net cash used in financing activities totaled $569 million during the first nine months of 2015 compared to $508 million used in the first nine months of 2014. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Nine Months
Issuances of debt	Maturity Date	Rate	2015	2014
€500 million notes	March 2030	1.9%	$527	$—
€250 million notes	May 2026	2.8%	—	347
Total issuances of debt, excluding commercial paper			527	347
Net issuances of commercial paper			120	242
Total issuances of debt			$647	$589

			First Nine Months
Payments on debt	Maturity Date	Rate(A)	2015	2014
$475 million notes	September 2015	2.1%	$(475)	$—
$100 million notes	February 2014	—	—	(100)
Other payments, net	—	—	(9)	(11)
Total payments on debt			$(484)	$(111)
___________________________

(A)	The $100 million notes carried a variable interest rate at three-month USD LIBOR plus 30 basis points. At maturity the effective rate on these notes was 0.5 percent.
Our financing activities included cash payments of $614 million and $800 million during the first nine months of 2015 and 2014, respectively, for share repurchases as well as dividend payments on common stock of $193 million and $185 million during the first nine months of 2015 and 2014, respectively. Additionally, financing activities during the first nine months of 2015 included the receipt of $56 million upon maturity of certain of our cross currency swaps related to intercompany loans.

COCA-COLA ENTERPRISES, INC.

Financial Position
The following table illustrates selected changes in our consolidated balance sheets (in millions), as well as the impact of currency on these changes. Notable fluctuations excluding the impact of currency are discussed below:

	October 2, 2015	December 31, 2014	Change	Currency Impact	Change Excluding Currency
Trade accounts receivable	$1,353	$1,514	$(161)	$(78)	$(83)
Inventories	383	388	(5)	(23)	18
Other current assets	214	268	(54)	(10)	(44)
Property, plant, and equipment, net	1,986	2,101	(115)	(96)	(19)
Franchise license intangible assets, net and Goodwill	3,575	3,742	(167)	(167)	—
Other noncurrent assets	243	240	3	(7)	10
Accounts payable and accrued expenses	1,705	1,872	(167)	(119)	(48)
Current portion of debt	522	632	(110)	—	(110)
Debt, less current portion	3,483	3,320	163	(113)	276
Other noncurrent liabilities	215	207	8	(11)	19
Common stock in treasury, at cost	4,412	3,807	605	—	605
Trade accounts receivable decreased $83 million, or 5.5 percent, primarily attributable to our enhanced focus on working capital management as well as the timing of sales within the quarter.
Inventories increased $18 million, or 4.5 percent, due to an increase in finished goods primarily driven by lower volume experienced in the current quarter.
Other current assets decreased $44 million, or 16.5 percent, primarily driven by the maturing of certain derivative assets.
Accounts payable and accrued expenses decreased $48 million, or 2.5 percent due to the timing of payments to vendors. The decrease in accrued expenses was driven by a decrease in customer marketing agreement accruals, particularly in Great Britain, as well as a decrease in incentive compensation due to the timing of payments.
Current portion of debt decreased $110 million, or 17.5 percent, primarily due to the payment of our $475 million, 2.1 percent notes in September, partially offset by net issuances of commercial paper of $120 million and the reclassification of our $250 million, 2.0 percent notes due 2016 to current liabilities. For additional information about our debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Debt, less current portion increased $276 million, or 8.5 percent, due to the March 2015 issuance of €500 million, 1.9 percent notes due 2030, partially offset by the reclassification of our $250 million, 2.0 percent notes due 2016 to current liabilities. For additional information about our debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Common stock in treasury, at cost increased $605 million, or 16.0 percent, primarily reflecting our repurchases of outstanding shares during the first nine months of 2015 under our share repurchase program. For additional information about our share repurchases, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Defined Benefit Plan Contributions
Contributions to our pension plans totaled $38 million and $40 million during the first nine months of 2015 and 2014, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2015, as well as our actual contributions for the year ended December 31, 2014 (in millions):

	Projected(A) 2015	Actual(A) 2014
Total pension contributions	$55	$51
___________________________

(A)
These amounts represent only contributions made by CCE. For additional information about the funded status of our defined benefit pension plans, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES, INC.

Contingencies
For information about our contingencies, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At October 2, 2015, approximately 93 percent of our debt portfolio was comprised of fixed-rate debt, and 7 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of October 2, 2015 would change the fair value of our fixed-rate debt outstanding as of October 2, 2015 by approximately $490 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of October 2, 2015 would change interest expense on an annual basis by less than $5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars for financial reporting purposes. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the third quarter of 2015 by approximately $35 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of October 2, 2015, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $5 million. For additional information about our derivative financial instruments, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
In connection with the agreements entered into between us, TCCC, CCIP, and CCEAG on August 6, 2015, three putative class action lawsuits were filed in Delaware Chancery Court between the announcement date and the present. The lawsuits are similar and assert claims on behalf of our shareholders for various alleged breaches of fiduciary duty in connection with the agreements. The lawsuits name us, our Board of Directors, CCIP, CCEAG, CCEP, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to rescind the transaction if it is consummated and allow termination damages, and to recover other damages, attorneys’ fees, and litigation expenses. The cases as filed are: Wilhelm v. Coca-Cola Enterprises, Inc., et al., No. 11492-VCN (Del. Ch. Sept. 10, 2015), Ackerman v. Brock, et al., No. 11501-VCN (Del. Ch. Sept. 11, 2015), and Freedman v. Coca-Cola Enterprises, Inc., et al., No. 11533-VCN (Del. Ch. Sept. 22, 2015). We believe the cases to be without merit and intend to defend them vigorously. For additional information about the merger agreements between us, TCCC, CCIP, and CCEAG, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2014. References to "the Merger" below refer to the pending transaction with CCIP and CCEAG to form CCEP (as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). References to "the Merger" in our Form 10-K refer to the 2010 transaction to create Coca-Cola Enterprises, Inc.
Our pending Merger transaction with CCIP and CCEAG may cause disruption in our business and, if the pending transaction does not occur, we will have incurred significant expenses, may need to pay a termination fee to CCEP, and our share price will likely decline significantly.
On August 6, 2015, we entered into agreements with TCCC, CCIP, and CCEAG related to the pending Merger to form CCEP (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The announcement of the Merger may result in a loss of key personnel and may disrupt our sales and operations, which could have a negative impact on our financial performance. The agreements generally require us to operate our business in the ordinary course pending consummation of the Merger, but include certain contractual restrictions on the conduct of our business that may affect our ability to execute on our 2015 business plan. Additionally, the announcement of the Merger, whether or not it is consummated, may impact our relationships with third parties.
The consummation of the Merger is subject to various conditions including, among others, obtaining the approval of at least a majority of CCE’s shareholders, the availability of cash in an amount sufficient to pay the cash payment for the Merger, the New York Stock Exchange approving the listing of shares of CCEP, the shares of CCEP being admitted to listing and trading on the Amsterdam Stock Exchange, the approval by the UK Financial Conduct Authority of CCEP’s prospectus complying with the European prospectus directive, the filing and effectiveness of CCEP’s registration statement on Form F-4, the receipt of tax opinions by CCE, TCCC, and CCIP, the absence of legal prohibitions and the receipt of requisite regulatory approvals, the absence of pending actions by any governmental entity that would prevent the consummation of the Merger, and TCCC having executed new bottling agreements for CCEP having an initial 10-year term with a 10-year renewal term and, except as otherwise agreed, containing other terms materially similar to those currently in effect at CCE, CCIP, and CCEAG. Each of the parties’ obligation to close is further subject to there being no material adverse breach by the other parties. The obligation of the parties to close is further conditioned on the completion of a capital restructuring of CCIP and obtaining the approval of 80 percent of shareholders of CCIP in favor of the Merger (as of July 30, 2015 CCIP shareholders holding 95.6 percent of such voting power have agreed to approve the Merger and related transactions). Each of the parties has generally agreed to use all reasonable endeavors to take such steps to satisfy the conditions. If the conditions to completion are not satisfied by August 6, 2016 or any conditions become impossible to be satisfied by such date (or any breach of other covenants or warranties occurs which would result in a breach due to a material adverse effect in respect of the breaching party and which is not capable of cure or is not cured by such date or within 30 days’ notice), the Merger may be terminated.
The agreements set out certain covenants the parties must comply with prior to completion, including carrying out the agreed transaction steps, the consummation of the CCIP capital restructuring, and the removal of certain assets and liabilities from CCIP that are not being transferred to CCEP. The parties have agreed to cooperate in making employee notifications, competition approvals, securities laws filings and listing applications, and obtaining financing. Further, the parties will cooperate to reach an agreement on a chart of authority of the CCEP Board of Directors and terms of reference for specified committees of the CCEP Board of Directors. The parties have agreed to use their reasonable endeavors to negotiate and agree on CCEP’s new bottling agreements, an initial business plan, and a long range business plan. The parties have also agreed to cause CCIP and CCEP and its subsidiaries to enter into a share purchase agreement, on terms satisfactory to the parties, with Cobega S.A. and Solinbar, S.L.U.

in respect of the sale of Vifilfell hf. (the entity that owns the Coca-Cola bottling business in Iceland) for aggregate consideration of no more than €35 million.
The agreements contain customary warranties of the parties regarding their respective businesses. The warranties of CCE, CCIP, CCEAG, and an entity to be established for the purposes of holding CCIP will survive for three months after the date that CCEP files its December 31, 2016 Form 20-F with the U.S. Securities and Exchange Commission. In the event of certain breaches of the warranties resulting in agreed claims or awards against a particular company above $400 million, the relative equity ownership percentages of CCEP will be adjusted by issuing additional shares of CCEP to increase the ownership of the non-breaching parties to reflect the indemnification claim amount, not to exceed $450 million.
The agreements contain specified termination rights. The agreements can be terminated if the parties fail to perform their representations, warranties, covenants or agreements, if any court of competent jurisdiction or any governmental authority issues an order, decree or ruling or takes any other action permanently enjoining, restraining or otherwise prohibiting the consummation of the transactions or if the CCE Board of Directors withdraws, modifies, or qualifies its recommendation to shareholders regarding the adoption of the merger agreements. Upon termination under specified circumstances, including upon a termination resulting from a change in the CCE Board of Directors recommendation to shareholders, CCE would be required to pay CCEP a termination fee of $450 million.
We have been named in three lawsuits related to the Merger. For additional information about these lawsuits, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
We cannot predict whether the closing conditions for the pending Merger set forth in the agreements will be satisfied. As a result, there is a risk that the pending transaction will not be completed in a timely manner or at all. If the closing conditions for the Merger set forth in the agreements are not satisfied, or if the transaction is not completed for any other reason, including regulatory challenges, our share price may be negatively impacted. In addition, if the pending transaction does not occur, we will remain liable for the expenses that we have incurred related to the Merger, including the payment of a $450 million termination fee.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of Coca-Cola Enterprises, Inc. common stock made by us during the third quarter of 2015 (in millions, except average price per share):

Period	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(B)	Maximum Number or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(B)
July 4, 2015 through July 31, 2015	2.2	$45.16	2.2	$969.0
August 1, 2015 through August 28, 2015	—	—	—	969.0
August 29, 2015 through October 2, 2015	—	—	—	969.0
Total	2.2	$45.16	2.2	$969.0
___________________________

(A)	Shares repurchased were primarily attributable to shares purchased under our publicly announced share repurchase program and were purchased in open-market transactions.

(B)
In December 2013, our Board of Directors authorized share repurchases for an aggregate price of not more than $1.0 billion. Share repurchase activity under this authorization commenced during the second quarter of 2014 when the share repurchases under the previous authorization were completed. In the third quarter of 2015 we completed authorized share repurchases under the December 2013 resolution. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We currently have $969 million in authorized share repurchases remaining under the December 2014 resolution. We can repurchase shares in the open market and in privately negotiated transactions as part of our share repurchase program. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. We do not intend to repurchase additional outstanding shares prior to the closing of the Merger (expected to be during the second quarter of 2016).

COCA-COLA ENTERPRISES, INC.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

COCA-COLA ENTERPRISES, INC.

Item 6. Exhibits
(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith

2.1	Merger Agreement dated as of August 6, 2015 among Coca-Cola Enterprises, Inc., Spark Orange Limited, Orange U.S. Holdco, LLC, and Orange MergeCo, LLC.	Form 8-K filed on August 12, 2015.

10.1	Employment Agreement between Damian Gammell and Coca-Cola Enterprises, Ltd.	Filed herewith.

10.2	Form of New Hire Restricted Stock Unit Award for Chief Operating Officer in connection with the Coca-Cola Enterprises, Inc. 2010 Incentive Award Plan (As Amended Effective February 12, 2012.)	Filed herewith.

10.3	Incidence Pricing Agreement dated as of October 19, 2015 between Coca-Cola Enterprises, Inc. and The Coca-Cola Company.	Filed herewith.

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Manik H. Jhangiani, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	October 29, 2015	/s/ Manik H. Jhangiani
Manik H. Jhangiani
Senior Vice President and Chief Financial Officer

Date:	October 29, 2015	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller and Chief Accounting Officer