Form 10-Q
period 2016-04-01
COCA-COLA ENTERPRISES, INC.
filed 2016-04-28
CIK 1491675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016
or

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
227,938,514 Shares of $0.01 Par Value Common Stock as of April 1, 2016

COCA-COLA ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	First Quarter
	2016	2015
Net sales	$1,517	$1,631
Cost of sales	957	1,063
Gross profit	560	568
Selling, delivery, and administrative expenses	438	410
Operating income	122	158
Interest expense, net	30	30
Other nonoperating (expense) income	(2)	2
Income before income taxes	90	130
Income tax expense	24	34
Net income	$66	$96
Basic earnings per share	$0.29	$0.41
Diluted earnings per share	$0.29	$0.40
Dividends declared per share	$0.30	$0.28
Basic weighted average shares outstanding	228	235
Diluted weighted average shares outstanding	232	240

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	First Quarter
	2016	2015
Net income	$66	$96
Components of other comprehensive income (loss):
Currency translations
Pretax activity, net	64	(279)
Tax effect	—	—
Currency translations, net of tax	64	(279)
Net investment hedges
Pretax activity, net	(186)	152
Tax effect	65	(53)
Net investment hedges, net of tax	(121)	99
Cash flow hedges
Pretax activity, net	14	(2)
Tax effect	(2)	—
Cash flow hedges, net of tax	12	(2)
Pension plan adjustments
Pretax activity, net	7	7
Tax effect	(1)	(2)
Pension plan adjustments, net of tax	6	5
Other comprehensive loss, net of tax	(39)	(177)
Comprehensive income (loss)	$27	$(81)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 1, 2016	December 31, 2015
ASSETS
Current:
Cash and cash equivalents	$279	$170
Trade accounts receivable, less allowances of $16 and $16, respectively	1,352	1,314
Amounts receivable from The Coca-Cola Company	72	56
Inventories	371	336
Other current assets	220	170
Total current assets	2,294	2,046
Property, plant, and equipment, net	2,000	1,920
Franchise license intangible assets, net	3,384	3,383
Goodwill	93	88
Other noncurrent assets	235	159
Total assets	$8,006	$7,596
LIABILITIES
Current:
Accounts payable and accrued expenses	$1,766	$1,601
Amounts payable to The Coca-Cola Company	107	102
Current portion of debt	577	454
Total current liabilities	2,450	2,157
Debt, less current portion	3,518	3,392
Other noncurrent liabilities	235	236
Noncurrent deferred income tax liabilities	866	854
Total liabilities	7,069	6,639
SHAREOWNERS’ EQUITY
Common stock, $0.01 par value – Authorized – 1,000,000,000 shares; Issued – 356,817,902 and 356,214,139 shares, respectively	4	4
Additional paid-in capital	4,053	4,032
Reinvested earnings	2,327	2,329
Accumulated other comprehensive income	(1,036)	(997)
Common stock in treasury, at cost – 128,879,388 and 128,878,376 shares, respectively	(4,411)	(4,411)
Total shareowners’ equity	937	957
Total liabilities and shareowners’ equity	$8,006	$7,596

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	First Quarter
	2016	2015
Cash Flows from Operating Activities:
Net income	$66	$96
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	66	71
Share-based compensation expense	9	8
Deferred income tax benefit	(17)	(9)
Pension expense less than contributions	(3)	(5)
Net changes in assets and liabilities	2	(3)
Net cash derived from operating activities	123	158
Cash Flows from Investing Activities:
Capital asset investments	(87)	(98)
Other investing activities, net	—	(9)
Net cash used in investing activities	(87)	(107)
Cash Flows from Financing Activities:
Net change in commercial paper	122	(109)
Issuances of debt	—	527
Payments on debt	(1)	(3)
Shares repurchased under share repurchase programs	—	(313)
Dividend payments on common stock	(68)	(65)
Exercise of employee share options	9	10
Other financing activities, net	3	—
Net cash derived from financing activities	65	47
Net effect of currency exchange rate changes on cash and cash equivalents	8	(20)
Net Change in Cash and Cash Equivalents	109	78
Cash and Cash Equivalents at Beginning of Period	170	223
Cash and Cash Equivalents at End of Period	$279	$301

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND REPORTING POLICIES
Business
Coca-Cola Enterprises, Inc. (“CCE,” “we,” “our,” or “us”) is a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territory agreements in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, and Sweden. We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results are affected by a number of factors including, but not limited to, consumer preferences, cost to manufacture and distribute products, foreign currency exchange rates, general economic conditions, local and national laws and regulations, raw material availability, and weather patterns.
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the first quarter of 2016 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2016.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expense allocations) considered necessary for fair presentation have been included. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K).
Our Condensed Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest. All significant intercompany accounts and transactions are eliminated in consolidation.
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There was one less selling day in the first quarter of 2016 versus the first quarter of 2015, and there will be one additional selling day in the fourth quarter of 2016 versus the fourth quarter of 2015 (based upon a standard five-day selling week).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016	66	65	65	65	261
2015	67	65	65	64	261
Change	(1)	—	—	1	—

Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest – Imputation of Interest,” requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. The guidance was effective on January 1, 2016. As a result, $15 million of unamortized debt issuance costs were retrospectively adjusted from other noncurrent assets to debt, less current portion in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2015.
Recently Issued Accounting Standards
In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and is to be applied utilizing a modified retrospective approach. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

NOTE 2—MERGER AGREEMENT
On August 6, 2015, we entered into agreements with The Coca-Cola Company (TCCC), Coca-Cola Iberian Partners (CCIP), the privately-owned Coca-Cola bottler operating primarily in Spain and Portugal, and Coca-Cola Erfrischungsgetränke (CCEG), the wholly-owned TCCC bottler operating in Germany, under which:

•
The parties agreed to combine their respective businesses by combining CCE, CCIP, and CCEG. The combination (the Merger) will be effected through the contribution of CCIP and CCEG to a newly created entity, Coca-Cola European Partners, plc (CCEP), and the merger of CCE with and into a newly formed indirect U.S. subsidiary of CCEP (MergeCo), with MergeCo continuing as the surviving entity. Upon completion of the Merger, CCEP will consist of businesses involved in the marketing, production, and distribution of beverages in Andorra, Belgium, France, Germany, Great Britain, Luxembourg, Monaco, the Netherlands, Norway, Portugal, Spain, and Sweden.

•
At the effective time of the Merger, each outstanding share of common stock of CCE will be converted into the right to receive one ordinary share of CCEP and a cash payment of $14.50. At closing, on a fully diluted basis CCIP and TCCC will own 34 percent and 18 percent of CCEP, respectively, with CCE shareowners owning 48 percent.

•	Following the Merger, CCEP will directly and indirectly wholly-own all contributed assets and liabilities of CCE, CCIP, and CCEG.

•
At the time of the Merger, CCEP’s ordinary shares are expected to be listed for trading on the New York Stock Exchange, Euronext Amsterdam Stock Exchange, and Euronext London Stock Exchange. In addition, listings on the Barcelona, Bilbao, Madrid, and Valencia Stock Exchanges for trading through the Spanish Automated Quotation System is being pursued.

The consummation of the Merger is subject to various conditions including, among others, obtaining the approval of at least a majority of CCE’s shareholders, the availability of cash in an amount sufficient to pay the cash payment for the Merger, the New York Stock Exchange approving the listing of shares of CCEP, the shares of CCEP being admitted to listing and trading on the Euronext Amsterdam Stock Exchange, the approval by the UK Financial Conduct Authority of CCEP’s prospectus complying with the European prospectus directive, the filing and effectiveness of CCEP’s registration statement on Form F-4, the receipt by CCE, TCCC, and CCIP of certain tax opinions, the absence of legal prohibitions and the receipt of requisite regulatory approvals, the absence of pending actions by any governmental entity that would prevent the consummation of the Merger, and TCCC having executed new bottling agreements for CCEP having an initial 10-year term with a 10-year renewal term and, except as otherwise agreed, containing other terms materially similar to those currently in effect at CCE, CCIP, and CCEG. The Form F-4 was declared effective by the Securities and Exchange Commission (SEC) on April 11, 2016. Each party’s obligation to close is further subject to there being no material adverse breach by the other parties. The obligations of the parties to close is further conditioned on the completion of a capital restructuring of CCIP and obtaining the approval of 80 percent of shareholders of CCIP in favor of the Merger. The CCIP capital restructuring and shareholder approval were fulfilled on November 11, 2015. Each of the parties has generally agreed to use all reasonable endeavors to take such steps to satisfy the remaining conditions. If the conditions to the completion are not satisfied by August 6, 2016, any conditions become impossible to be satisfied by such date, or any breach of other covenants or warranties occurs that would result in a material adverse effect in respect of the breaching party and such breach cannot be cured before August 6, 2016, or, if curable, is not cured within 30 days following the delivery of a written notice, then the Merger may be terminated.

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

The parties have also agreed to cause CCIP and CCEP and its subsidiaries, as buyers, to enter into a share purchase agreement shortly after the completion of the Merger, on terms satisfactory to the parties, with Cobega S.A. and Solinbar, S.L.U., as sellers, for the sale of Vifilfell hf. (the entity that owns the Coca-Cola bottling business in Iceland) for aggregate consideration of no more than €35 million.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The agreements contain customary warranties of the parties regarding their respective businesses. The warranties of CCE, CCIP, CCEG, and an entity to be established for the purposes of holding CCIP will survive for three months after the date that CCEP files its December 31, 2016 Form 20-F with the SEC. In the event of a breach of one or more warranties that results in an indemnification claim amount against a particular company for more than $400 million, the relative equity ownership percentages of CCEP will be adjusted by issuing additional shares to increase the ownership of the non-breaching parties to reflect the indemnification claim amount, not to exceed $450 million.

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

We expect to incur total Merger expenses of approximately $140 million through its consummation. During the first quarter of 2016, we incurred expenses totaling $12 million related to the Merger. As of April 1, 2016 we had incurred $57 million in cumulative expenses related to the Merger. These expenses are included in selling, delivery, and administrative (SD&A) expenses on our Condensed Consolidated Statements of Income.

CCE has been named in three lawsuits related to the Merger. By consent order dated January 7, 2016, these cases were consolidated. On March 2, 2016, the plaintiffs filed a consolidated amended class action complaint making similar allegations regarding the Merger and adding allegations regarding the Form F-4. For additional information about these lawsuits, refer to Note 9.

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

NOTE 3—INVENTORIES
We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of the dates presented (in millions):

	April 1, 2016	December 31, 2015
Finished goods	$249	$209
Raw materials and supplies	122	127
Total inventories	$371	$336

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes our property, plant, and equipment as of the dates presented (in millions):

	April 1, 2016	December 31, 2015
Land	$133	$131
Building and improvements	917	894
Machinery, equipment, and containers	1,270	1,255
Cold-drink equipment	1,240	1,186
Vehicle fleet	70	66
Furniture, office equipment, and software	301	287
Property, plant, and equipment	3,931	3,819
Accumulated depreciation and amortization	(2,119)	(2,036)
	1,812	1,783
Construction in process	188	137
Property, plant, and equipment, net	$2,000	$1,920

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes our accounts payable and accrued expenses as of the dates presented (in millions):

	April 1, 2016	December 31, 2015
Trade accounts payable	$528	$486
Accrued customer marketing costs	539	508
Accrued compensation and benefits	226	213
Accrued taxes	174	162
Accrued deposits	54	51
Other accrued expenses	245	181
Accounts payable and accrued expenses	$1,766	$1,601

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
The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	First Quarter
	2016	2015
Amounts affecting net sales:
Fountain syrup and packaged product sales	$5	$3
Amounts affecting cost of sales:
Purchases of concentrate, syrup, mineral water, and juice	$(438)	$(481)
Purchases of finished products	(9)	(11)
Marketing support funding earned	47	46
Total	$(400)	$(446)
On August 6, 2015, we entered into agreements with TCCC, CCIP, and CCEG related to the pending merger to form CCEP. For more information about the pending Merger to form CCEP, refer to Note 2.
We and TCCC reached an understanding on a new incidence-based concentrate pricing model and funding program effective on January 1, 2016. The term of this new understanding is tied to the term of our bottling agreements, which expire on October 2, 2020. If our bottling agreements are terminated due to the closing of the proposed Merger, this understanding will continue until the commencement of a new incidence pricing agreement between TCCC and CCEP. Under the new funding program, the $45 million Global Marketing Fund (GMF), which terminated December 31, 2015, has been replaced by the integration of $20 million into the incidence rate and annual payments of $25 million from TCCC to us to support the execution of commercial strategies focused on capturing growth opportunities. This $25 million funding will be paid in two equal installments each year.
For additional information about our relationship with TCCC, refer to Note 4 of the Notes to Consolidated Financial Statements in our Form 10-K.

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
The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Hedging Instruments	Location – Balance Sheets	April 1, 2016	December 31, 2015
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Other current assets	$29	$20
Foreign currency contracts	Other noncurrent assets	28	17
Total		57	37
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	2	2
Commodity contracts	Other current assets	1	1
Foreign currency contracts	Other noncurrent assets	10	7
Total		13	10
Total Assets		$70	$47
Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts(A)	Accounts payable and accrued expenses	$98	$28
Foreign currency contracts	Other noncurrent liabilities	—	2
Total		98	30
Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	22	24
Foreign currency contracts	Other noncurrent liabilities	10	7
Commodity contracts	Other noncurrent liabilities	13	14
Total		45	45
Total Liabilities		$143	$75
___________________________

(A)	Amounts include the gross interest receivable or payable on our cross-currency swap agreements.

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
The following table summarizes our outstanding cash flow hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	April 1, 2016		December 31, 2015
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 709 million	June 2021	USD 700 million	June 2021
The following tables summarize the effect of our derivative financial instruments, net of tax, designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Income for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Cash Flow Hedging Instruments	2016	2015
Foreign currency contracts	$25	$6

		Amount of Gain (Loss) Reclassified from AOCI into Earnings(B)
		First Quarter
Cash Flow Hedging Instruments	Location - Statements of Income	2016	2015
Foreign currency contracts	Cost of sales	$—	$(5)
Foreign currency contracts(C)	Other nonoperating expense	13	13
Total		$13	$8
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

(B)
Over the next 12 months, deferred gains totaling $4 million are expected to be reclassified from AOCI as the forecasted transactions occur. The amounts will be recorded on our Condensed Consolidated Statements of Income in the expense line item that is consistent with the nature of the underlying hedged item.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding economic hedges as of the dates presented (all contracts denominated in a foreign currency have been converted into U.S. dollars using the period end spot rate):

	April 1, 2016		December 31, 2015
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 168 million	April 2016	USD 210 million	March 2016
Commodity contracts	USD 119 million	December 2020	USD 137 million	December 2020
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
The following table summarizes the gains (losses) recognized from our non-designated derivative financial instruments on our Condensed Consolidated Statements of Income for the periods presented (in millions):

		First Quarter
Non-Designated Hedging Instruments	Location - Statements of Income	2016	2015
Commodity contracts	Cost of sales	$(1)	$1
Commodity contracts	Selling, delivery, and administrative expenses	(3)	—
Foreign currency contracts	Other nonoperating expense(A)	22	14
Total		$18	$15
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
As of April 1, 2016, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $35 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our segment reporting, refer to Note 13.
The following table summarizes the deferred gain (loss) activity in our Corporate segment during the period presented (in millions):

Gains (Losses) Deferred at Corporate Segment(A)	Cost of Sales	SD&A	Total
Balance at December 31, 2015	$(18)	$(20)	$(38)
Amounts recognized during the period and recorded in our Corporate segment, net	(1)	(3)	(4)
Amounts transferred from our Corporate segment to our Europe operating segment, net	3	4	7
Balance at April 1, 2016	$(16)	$(19)	$(35)
___________________________

(A)
Over the next 12 months, deferred losses totaling $23 million are expected to be reclassified from our Corporate segment earnings into the earnings of our Europe operating segment as the underlying hedged transactions occur.

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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes our outstanding instruments designated as net investment hedges as of the dates presented:

	April 1, 2016		December 31, 2015
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Foreign currency contracts	USD 1.7 billion	August 2016	USD 1.7 billion	August 2016
Foreign currency denominated debt	USD 2.1 billion	March 2030	USD 2.0 billion	March 2030
The following table summarizes the effect of our derivative financial instruments, net of tax, designated as net investment hedges on our AOCI for the periods presented (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments(A)
	First Quarter
Net Investment Hedging Instruments	2016	2015
Foreign currency contracts	$(54)	$17
Foreign currency denominated debt	(67)	82
Total	$(121)	$99
___________________________

(A)	The amount of ineffectiveness associated with these hedging instruments was not material.

NOTE 8—DEBT
The following table summarizes our debt as of the dates presented (in millions, except rates):

	April 1, 2016		December 31, 2015
	Principal Balance	Rates(A)	Principal Balance(D)	Rates(A)
U.S. dollar commercial paper	$320	0.6%	$198	0.6%
U.S. dollar notes due 2016-2021	1,316	3.4	1,316	3.4
Euro notes due 2017-2030	2,439	2.4	2,315	2.4
Capital lease obligations(B)	20	n/a	17	n/a
Total debt(C)	4,095		3,846
Current portion of debt	(577)		(454)
Debt, less current portion	$3,518		$3,392
___________________________

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	These amounts represent the present value of our minimum capital lease payments.

(C)
The total fair value of our outstanding debt, excluding capital lease obligations, was $4.3 billion and $3.9 billion at April 1, 2016 and December 31, 2015, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments (Level 1).

(D)
The adoption of ASU 2015-03 on January 1, 2016 resulted in the reclassification unamortized debt issuance costs of $3 million of the principal balance of our U.S. dollar notes and $12 million of the principal balance of our Euro notes from other noncurrent assets to debt, less current portion as of December 31, 2015. For more information on the adoption of this standard, refer to Note 1.

Credit Facilities
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At April 1, 2016, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

Covenants
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that we meet a minimum interest coverage ratio. We were in compliance with these requirements as of April 1, 2016. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.

NOTE 9—COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In connection with the agreements entered into between us, TCCC, CCIP, and CCEG on August 6, 2015, three putative class action lawsuits were filed in Delaware Chancery Court between the announcement date and the present. The lawsuits are similar and assert claims on behalf of our shareholders for various alleged breaches of fiduciary duty in connection with the Merger. The lawsuits name us, our Board of Directors, CCIP, CCEG, CCEP, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to rescind the Merger if it is consummated and allow termination damages, and to recover other damages, attorneys’ fees, and litigation expenses. By consent order dated January 7, 2016, the court consolidated these cases. On March 2, 2016, the plaintiffs filed a consolidated amended class action complaint, making similar allegations regarding the Merger and adding allegations that the registration statement on Form F-4 and amendment No. 1 thereto, filed with the SEC on December 15, 2015 and January 28, 2016, and as declared effective on April 11, 2016 contain misstatements and omissions in their disclosures regarding the Merger. The defendants have moved to dismiss the consolidated amended class action complaint. We believe this matter to be without merit and intend to defend it vigorously. For additional information about the Merger between us, TCCC, CCIP, and CCEG, refer to Note 2.
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
Notes to Condensed Consolidated Financial Statements

NOTE 10—EMPLOYEE BENEFIT PLANS
Pension Plans
We sponsor a number of defined benefit pension plans. The following table summarizes the net periodic benefit costs of our pension plans for the periods presented (in millions):

	First Quarter
	2016	2015
Components of net periodic benefit costs:
Service cost	$13	$14
Interest cost	14	13
Expected return on plan assets	(24)	(24)
Amortization of net prior service cost	1	—
Amortization of actuarial loss	6	7
Total costs	$10	$10

Contributions
Contributions to our pension plans totaled $13 million and $15 million during the first quarter of 2016 and 2015, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2016, as well as actual contributions for the year ended December 31, 2015 (in millions):

	Projected(A) 2016	Actual(A) 2015
Total pension contributions	$51	$52
___________________________

(A)	These amounts represent only contributions made by CCE.

NOTE 11—TAXES
Our effective tax rate was approximately 26 percent and 27 percent for the first quarter of 2016 and 2015, respectively. The following table provides a reconciliation of our income tax expense at the statutory U.S. federal rate to our actual income tax expense for the periods presented (in millions):

	First Quarter
	2016	2015
U.S. federal statutory expense	$32	$46
Taxation of foreign operations, net(A)	(20)	(26)
U.S. taxation of foreign earnings, net of tax credits	11	12
Nondeductible items	1	2
Total provision for income taxes	$24	$34
___________________________

(A)
Our effective tax rate reflects the benefit, net of income tax contingencies, of having all of our operations outside the U.S., all of which are taxed at statutory rates lower than the statutory U.S. rate of 35 percent, with the benefit of some income being fully or partially exempt from income taxes due to various operating and financing activities.

Repatriation of Current Year Foreign Earnings to the U.S.
During the second half of 2016, we expect to repatriate to the U.S. a portion of our 2016 foreign earnings to satisfy our 2016 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2016 foreign earnings and our actual 2016 U.S.-based cash flow needs. Our historical foreign earnings will continue to remain indefinitely reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain indefinitely reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

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
The following table summarizes our basic and diluted earnings per share calculations for the periods presented (in millions, except per share data; per share data is calculated prior to rounding):

	First Quarter
	2016	2015
Net income	$66	$96
Basic weighted average shares outstanding	228	235
Effect of dilutive securities(A)	4	5
Diluted weighted average shares outstanding	232	240
Basic earnings per share	$0.29	$0.41
Diluted earnings per share	$0.29	$0.40
___________________________

(A)
Options to purchase 7.5 million and 7.9 million shares were outstanding at April 1, 2016 and April 3, 2015, respectively. During the first quarter of 2016 and 2015, options to purchase 0.9 million and 1.0 million shares, respectively, were not included in the computation of diluted earnings per share because the effect of including these options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

We did not repurchase any shares in the first quarter of 2016 and do not intend to repurchase additional outstanding shares prior to the closing of the Merger (expected to be during the second quarter of 2016). During the first quarter of 2015, we repurchased 6.9 million shares under our share repurchase program. Refer to Note 16.
During the first quarter of 2016, we issued an aggregate of 0.6 million shares of common stock in connection with the exercise of share options with a total intrinsic value of $20 million.
Dividend payments on our common stock totaled $68 million and $65 million during the first quarter of 2016 and 2015, respectively. In February 2016, our Board of Directors approved a $0.02 per share increase in our quarterly dividend from $0.28 per share to $0.30 per share beginning in the first quarter of 2016.

NOTE 13—OPERATING SEGMENT
We operate in one industry and have one operating segment (our Europe operating segment). This segment derives its revenues from marketing, producing, and distributing nonalcoholic beverages. No single customer accounted for more than 10 percent of our net sales during the first quarter of 2016 or 2015.
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

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes selected segment financial information for the periods presented (in millions):

	Europe	Corporate	Consolidated
First Quarter 2016:
Net sales(A)	$1,517	$—	$1,517
Operating income (loss)(B)(C)	162	(40)	122
First Quarter 2015:
Net sales(A)	$1,631	$—	$1,631
Operating income (loss)(B)	190	(32)	158
___________________________

(A)	The following table summarizes the contribution of total net sales by country as a percentage of total net sales for the periods presented:

	First Quarter
	2016	2015
Net sales:
Great Britain	34%	35%
France	31	30
Belgium	15	15
The Netherlands	8	8
Norway	6	7
Sweden	6	5
Total	100%	100%

(B)
Our Corporate segment earnings include net mark-to-market gains on our non-designated commodity hedges totaling $3 million for the first quarter of 2016 and net mark-to-market gains of $2 million for the first quarter of 2015. As of April 1, 2016, our Corporate segment earnings included net mark-to-market losses on non-designated commodity hedges totaling $35 million. These amounts will be reclassified into the earnings of our Europe operating segment when the underlying hedged transactions occur. For additional information about our non-designated hedges, refer to Note 7.

(C)
For the first quarter of 2016, operating income in our Corporate and Europe segments included Merger related expenses totaling $11 million and $1 million, respectively. For additional information about the Merger, refer to Note 2.

NOTE 14—RESTRUCTURING ACTIVITIES
The following table summarizes our restructuring costs for the periods presented (in millions):

	First Quarter
	2016	2015
Europe(A)	$31	$9
Corporate	—	—
Total	$31	$9
___________________________

(A)
During the first quarter of 2016, we incurred $31 million of restructuring costs under our Belgium supply chain optimization project. During the first quarter of 2015, we incurred $9 million related to other restructuring activities.

Belgium Supply Chain Optimization Project
In the fourth quarter of 2015, we announced the relocation and restructuring of certain production operations in Belgium designed to optimize the efficiency and effectiveness of our supply chain. We expect to be substantially complete with this program by the end of 2016 and anticipate nonrecurring restructuring charges of approximately $55 million, primarily comprised of severance costs and accelerated depreciation. During the first quarter of 2016, we recorded nonrecurring restructuring charges under this program totaling $31 million. As of April 1, 2016, we had incurred $37 million in cumulative expenses related to the project. Substantially all nonrecurring restructuring charges related to this program are included in SD&A on our Condensed Consolidated Statements of Income.

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes these restructuring charges for the periods presented (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(B)	Other	Total
Balance at January 1, 2016	$—	$—	$—	$—
Provision	29	2	—	31
Cash payments	—	—	—	—
Noncash items	—	(2)	—	(2)
Balance at April 1, 2016(A)	$29	$—	$—	$29
___________________________

(A)	Substantially all of the amounts are included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets.

(B)
Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
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
The following table summarizes the change in the components of our AOCI balance for the periods presented (in millions; all amounts are presented net of tax):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges(A)	Pension Plan Adjustments(B)	Total
Balance at January 1, 2015	$(441)	$112	$(18)	$(367)	$(714)
Other comprehensive (loss) income before reclassifications	(337)	106	(11)	(85)	(327)
Amounts reclassified from AOCI	—	—	22	22	44
Net change in other comprehensive (loss) income	(337)	106	11	(63)	(283)
Balance at December 31, 2015	(778)	218	(7)	(430)	(997)
Other comprehensive (loss) income before reclassifications	64	(121)	25	—	(32)
Amounts reclassified from AOCI	—	—	(13)	6	(7)
Net change in other comprehensive (loss) income	64	(121)	12	6	(39)
Balance at April 1, 2016	$(714)	$97	$5	$(424)	$(1,036)
___________________________

(A)	For additional information about our cash flow hedges, refer to Note 7.

(B)	For additional information about our pension plans, refer to Note 10.

NOTE 16—SHARE REPURCHASE PROGRAM
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.3 billion in outstanding shares, representing 125.9 million shares, under these resolutions. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We currently have $969 million in authorized share repurchases remaining under the December 2014 resolution. We did not repurchase any shares in the first quarter of 2016 and do not intend to repurchase additional outstanding shares prior to the closing of the Merger (expected to be during the second quarter of 2016).
We can repurchase shares in the open market and in privately negotiated transactions. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. In addition to market conditions, we consider alternative uses of cash and/or debt, balance sheet ratios,

COCA-COLA ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements

and shareowner returns when evaluating share repurchases. For additional information about our share repurchase program, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.
The following table summarizes the share repurchase activity for the periods presented (in millions, except per share data):

	First Quarter
	2016	2015
Number of shares repurchased	—	6.9
Weighted average purchase price per share	$—	$43.69
Amount of share repurchases(A)	$—	$300
___________________________

(A)	Total cash paid in the first quarter of 2015 for share repurchases totaled $313 million due to the timing of settlement.

NOTE 17—FAIR VALUE MEASUREMENTS
The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of the dates presented (in millions):

	April 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$70	$—	$70	$—
Derivative liabilities(A)	$143	$—	$143	$—
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets(A)	$47	$—	$47	$—
Derivative liabilities(A)	$75	$—	$75	$—
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
Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on an interim period basis. Accordingly, our results for the first quarter of 2016 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2016.
On August 6, 2015, we entered into agreements with TCCC, CCIP, and CCEG related to the pending Merger to form CCEP. For more information about the pending Merger to form CCEP, refer to Note 2.
Effective on January 1, 2016, we and TCCC reached an understanding on a new incidence-based concentrate pricing model and funding program. The term of this new understanding is tied to the term of our bottling agreements, which expire on October 2, 2020. If our bottling agreements are terminated due to the closing of the proposed Merger, this understanding will continue until the commencement of a new incidence pricing agreement between TCCC and CCEP. Under the new funding program, the $45 million GMF, which terminated December 31, 2015, has been replaced by the integration of $20 million into the incidence rate and annual payments of $25 million from TCCC to us to support the execution of commercial strategies focused on capturing growth opportunities. This $25 million funding will be paid in two equal installments each year. The new pricing model and funding program will result in simplified administration without value transfer between the parties when compared to the previous model. We and TCCC believe that this new understanding should be a key factor for better alignment between the parties and position both parties to win in the marketplace and create value.
In March 2016, the UK government announced the introduction of an excise tax targeted at producers and importers of soft drinks that contain added sugar. According to the announcement, the excise tax will be paid by producers and importers of drinks containing more than 5 grams of sugar per 100 milliliters. The UK government further announced that it would consult on the details of this excise tax during the summer of 2016 with the intent to make the legislation effective April 2018. We continually monitor new laws and regulations which may impact our business, including this matter. For more information about our governmental regulations and risk factors, refer to Item 1 of Part 1, “Governmental Regulation,” and Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2015.
Basis of Presentation
For reporting convenience, our first three quarters close on the Friday closest to the end of the quarterly calendar period. Our fiscal year ends on December 31st. There was one less selling day in the first quarter of 2016 versus the first quarter of 2015, and there will be one additional selling day in the fourth quarter of 2016 versus the fourth quarter of 2015 (based upon a standard five-day selling week).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016	66	65	65	65	261
2015	67	65	65	64	261
Change	(1)	—	—	1	—
Strategic Vision and 2016 Business Plan
Our strategic vision is to “be the best beverage sales and service company,” and to support this vision we are focused on three primary objectives which are to (1) lead category value growth; (2) excel at serving our customers with world-class capabilities; and (3) drive an inclusive and passionate culture. In addition to these objectives, we operate with a strong commitment to

COCA-COLA ENTERPRISES, INC.

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
Financial Results
Our net income in the first quarter of 2016 was $66 million, or $0.29 per diluted share, compared to net income of $96 million, or $0.40 per diluted share, in the first quarter of 2015. The following items included in our reported results affect the comparability of our year-over-year financial performance (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):
First Quarter 2016

•	Charges totaling $12 million ($8 million net of tax, or $0.03 per diluted share) related to the pending Merger;

•	Charges totaling $31 million ($22 million net of tax, or $0.10 per diluted share) related to restructuring activities; and

•
Net mark-to-market gains totaling $3 million ($2 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

First Quarter 2015

•	Charges totaling $9 million ($7 million net of tax, or $0.03 per diluted share) related to our restructuring activities, and

•
Net mark-to-market gains totaling $2 million ($2 million net of tax, or $0.01 per diluted share) related to non-designated commodity hedges associated with underlying transactions that relate to a different reporting period.

Our year-over-year financial performance during the first quarter of 2016 reflects the impact of the following significant factors:

•	Persistent currency headwinds which decreased our net sales by 3.5 percent, our operating income by 3.5 percent, and our diluted earnings per share by 5.0 percent;

•	Continued softness in the consumer environment coupled with temporary supply chain challenges in Great Britain, which contributed to a volume decrease of 4.0 percent;

•	Favorable cost trends in certain key commodities which drove bottle and can gross margin per case expansion of 2.5 percent; and

•	An increase in operating expenses related to our ongoing restructuring projects and costs related to the pending Merger, partially offset by the impact of currency exchange rates.
Volume decreased 4.0 percent, adjusted for the selling day shift. This performance reflects continued difficult marketplace and macroeconomic trends across our territories and temporary supply chain disruptions in Great Britain. These disruptions occurred as we replaced aged technologies and implemented new software programs and processes that temporarily limited our ability to meet the needs of customers in a timely fashion. Key issues included a decreased ability to allocate and fulfill orders, leading to shipment shortages. These issues are being addressed with a focus on ensuring that we are fully prepared for the key summer selling season. The overall volume decrease during the first quarter of 2016 was driven by declines in our Coca-Cola trademark beverage sales, offset partially by increased sales of our water brands, Monster, and Finley. On a territory basis, Great Britain experienced volume declines of 5.0 percent, driven by declines in both still and sparkling beverage sales. Volume in our continental European territories decreased 3.5 percent driven by a decrease in sparkling beverage sales, partially offset by an increase in still beverage sales.
Bottle and can gross margin per case expanded year-over-year reflecting a bottle and can cost of sales per case decline of 2.5 percent coupled with flat bottle and can net price per case. Our gross margin performance continued to benefit from favorable cost trends in some of our key commodities, principally sugar.
Operating expenses increased $28 million during the first quarter of 2016 versus the first quarter of 2015 broadly reflecting increased costs related to our restructuring projects and costs related to the pending Merger, offset partially by the impact of currency exchange rates.
Year-over-year diluted earnings per share declined $0.11, including the impact of (1) additional costs related to restructuring of approximately $0.10, (2) additional costs related to the pending Merger of approximately $0.03, and (3) a $0.02 decrease due to currency exchange rates.

COCA-COLA ENTERPRISES, INC.

Operations Review
The following table summarizes our Condensed Consolidated Statements of Income as a percentage of net sales for the periods presented:

	First Quarter
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	63.1	65.2
Gross profit	36.9	34.8
Selling, delivery, and administrative expenses	28.9	25.1
Operating income	8.0	9.7
Interest expense, net	2.0	1.8
Other nonoperating (expense) income	(0.1)	0.1
Income before income taxes	5.9	8.0
Income tax expense	1.5	2.1
Net income	4.4%	5.9%
Operating Income
The following table summarizes our operating income by segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Europe	$162	133.0%	$190	120.5%
Corporate	(40)	(33.0)	(32)	(20.5)
Consolidated	$122	100.0%	$158	100.0%
During the first quarter 2016, we generated operating income of $122 million, compared to $158 million in the same period of 2015. The following table summarizes the significant components of the year-over-year change in our operating income for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2016
	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price-mix on gross profit	$18	11.5%
Impact of bottle and can cost-mix on gross profit	19	12.0
Impact of bottle and can volume on gross profit	(23)	(14.5)
Impact of bottle and can selling day shift on gross profit	(7)	(4.5)
Impact of post-mix, non-trade, and other on gross profit	2	1.5
Net mark-to-market losses related to non-designated commodity hedges	1	0.5
Net impact of restructuring charges	(22)	(14.0)
Merger related costs	(12)	(7.5)
Other selling, delivery, and administrative expenses	(7)	(4.5)
Currency exchange rate changes	(5)	(3.5)
Change in operating income	$(36)	(23.0)%
Net Sales
Net sales decreased 7.0 percent in the first quarter of 2016 to $1.5 billion from $1.6 billion in the first quarter of 2015. This change includes currency exchange rate decreases of 3.5 percent when compared to the first quarter of 2015.

COCA-COLA ENTERPRISES, INC.

Net sales per case decreased 2.0 percent in the first quarter of 2016 when compared to the first quarter of 2015. The following table summarizes the significant components of the year-over-year change in our net sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2016
Changes in net sales per case:
Bottle and can net price per case	—%
Bottle and can currency exchange rate changes	(3.5)
Post-mix, non-trade, and other	1.5
Change in net sales per case	(2.0)%
During the first quarter of 2016, our bottle and can sales accounted for approximately 94 percent of our total net sales. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. Our bottle and can net price per case during the first quarter of 2016, reflects our planned approach given current marketplace dynamics.
Volume
The following table summarizes the year-over-year change in our bottle and can volume for the period presented, as adjusted to reflect the impact of one less selling day in the first quarter of 2016 when compared to the first quarter of 2015 (rounded to the nearest 0.5 percent):

First Quarter 2016
Change in volume	(5.5)%
Impact of selling day shift(A)	1.5
Change in volume, adjusted for selling day shift	(4.0)%
___________________________

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).
Brands
The following table summarizes our bottle and can volume results by major brand category for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first quarter of 2016 when compared to the first quarter of 2015 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2016 Percent of Total	2015 Percent of Total
Coca-Cola trademark	(6.5)%	67.5%	69.0%
Sparkling flavors and energy	2.5	17.5	16.5
Juices, isotonics, and other	(2.5)	11.0	11.0
Water	12.0	4.0	3.5
Total	(4.0)%	100.0%	100.0%
During the first quarter of 2016, volume declined 4.0 percent when compared to the first quarter of 2015. This performance reflects continued difficult marketplace and macroeconomic trends across our territories and temporary supply chain disruptions in Great Britain. These disruptions occurred as we replaced aged technologies and implemented new software programs and processes that temporarily limited our ability to meet the needs of customers in a timely fashion. Key issues included a decreased ability to allocate and fulfill orders, leading to shipment shortages. These issues are being addressed with a focus on ensuring that we are fully prepared for the key summer selling season. On a territory basis, Great Britain experienced volume declines of 5.0 percent, driven by declines in both still and sparkling beverage sales. Volume in our continental European territories decreased 3.5 percent driven by a decrease in sparkling beverage sales, partially offset by an increase in still beverage sales.
In the first quarter of 2016, our Coca-Cola trademark beverage brand sales declined 6.5 percent. Modest volume gains for     Coca-Cola Zero were offset by declines in Coca-Cola Classic, Diet Coke/Coca-Cola light, and Coca-Cola Life. Our sparkling flavors and energy category volume increased 2.5 percent during the first quarter of 2016, driven by increases in our energy brands

COCA-COLA ENTERPRISES, INC.

and other soft drink flavors, including double-digit growth in Monster and Finley, respectively. Juices, isotonics, and other volume decreased 2.5 percent in the first quarter of 2016 driven by declines in Minute Maid and our sports drinks beverage brands. Sales volume of our water brands increased 12.0 percent in the first quarter of 2016, reflecting the continued growth of smartwater in Great Britain and Chaudfontaine in continental Europe.
Consumption
The following table summarizes our volume by consumption type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first quarter of 2016 when compared to the first quarter of 2015 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2016 Percent of Total	2015 Percent of Total
Future consumption(A)	(3.5)%	65.0%	65.0%
Immediate consumption(B)	(4.5)	35.0	35.0
Total	(4.0)%	100.0%	100.0%
___________________________

(A)
Future consumption packages include containers that are typically one liter and greater, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are intended for consumption in the future.

(B)
Immediate consumption packages include containers that are typically less than one liter, purchased by consumers as a single bottle or can in cold-drink channels at chilled temperatures, and are intended for consumption shortly after purchase.

Packages
The following table summarizes our volume by package type for the periods presented, with the percentage change adjusted to reflect the impact of one less selling day in the first quarter of 2016 when compared to the first quarter of 2015 (rounded to the nearest 0.5 percent):

	First Quarter
	Change	2016 Percent of Total	2015 Percent of Total
PET (plastic)	(3.5)%	43.5%	43.5%
Cans	(5.0)	40.0	40.5
Glass and other	(3.0)	16.5	16.0
Total	(4.0)%	100.0%	100.0%
Cost of Sales
Cost of sales totaled $1.0 billion during the first quarter of 2016, representing a decrease of 10.0 percent when compared to the first quarter of 2015, including a currency exchange rate decrease of 3.5 percent when compared to the first quarter of 2015.
Cost of sales per case decreased 5.0 percent in the first quarter of 2016 when compared to the first quarter of 2015. The following table summarizes the significant components of the year-over-year change in our cost of sales per case for the period presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

First Quarter 2016
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(2.5)%
Bottle and can currency exchange rate changes	(3.5)
Post-mix, non-trade, and other	1.0
Change in cost of sales per case	(5.0)%
Bottle and can cost of sales per case declined 2.5 percent during the first quarter of 2016 reflecting the benefit of favorable cost trends in some of our key commodities, principally sugar. Though the current cost environment is favorable, we continue to execute our risk management strategy through the use of supplier agreements and hedging instruments designed to mitigate our exposure to commodity price volatility.

COCA-COLA ENTERPRISES, INC.

Selling, Delivery, and Administrative Expenses
SD&A expenses increased $28 million, or 7.0 percent, in the first quarter of 2016. This change includes currency exchange rate decreases of 3.5 percent when compared to the first quarter of 2015.
The following table summarizes the significant components of the year-over-year change in our SD&A expenses for the period presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter 2016
	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$7	1.5%
Selling and marketing expenses	1	0.5
Delivery and merchandising expenses	(2)	(0.5)
Warehousing expenses	5	1.0
Depreciation and amortization expenses	(4)	(1.0)
Net mark-to-market gains related to non-designated commodity hedges	2	0.5
Net impact of restructuring charges	22	5.5
Merger related costs	12	3.0
Currency exchange rate changes	(15)	(3.5)
Change in SD&A expenses	$28	7.0%
SD&A expenses as a percentage of net sales were 28.9 percent and 25.1 percent in the first quarter of 2016 and 2015, respectively. Our SD&A expenses primarily reflect the year-over-year impact of additional restructuring costs of $22 million, all of which related to our Belgium Supply Chain Optimization project, and Merger related costs of $12 million, offset partially by the currency exchange rates impact of $15 million.
Belgium Supply Chain Optimization Project
In the fourth quarter of 2015, we announced the relocation and restructuring of certain production operations in Belgium designed to improve our efficiency and effectiveness. We expect to be substantially complete with this program by the end of 2016 and anticipate nonrecurring restructuring charges of approximately $55 million, including severance costs and accelerated depreciation. During the first quarter of 2016, we recorded nonrecurring restructuring charges under this program totaling $31 million. As of April 1, 2016, we had incurred $37 million in cumulative expenses related to the project. Substantially all nonrecurring restructuring charges related to this program are included in SD&A on our Condensed Consolidated Statements of Income.
Under this program we expect to generate ongoing annualized cost savings of approximately $9 million beginning in 2019, some of which we expect to reinvest into the business.
Interest Expense, Net
Interest expense, net totaled $30 million for both the first quarter of 2016 and 2015. The following table summarizes the primary items that impacted our interest expense, net for the periods presented (in millions, except percentages):

	First Quarter
	2016	2015
Average outstanding debt balance	$3,934	$4,040
Weighted average cost of debt	2.9%	2.8%
Fixed-rate debt (% of portfolio)	92%	99%
Floating-rate debt (% of portfolio)	8%	1%

COCA-COLA ENTERPRISES, INC.

Other Nonoperating (Expense) Income
Other nonoperating expense totaled $2 million in the first quarter of 2016. Other nonoperating income totaled $2 million in the first quarter of 2015. Our other nonoperating (expense) income principally includes gains and losses on transactions denominated in a currency other than the functional currency of a particular legal entity.
Income Tax Expense
Our effective tax rate was approximately 26 percent and 27 percent for the first quarter of 2016 and 2015, respectively. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision to the U.S. statutory rate for the first quarter of 2016 and 2015.
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
We have amounts available to us for borrowing under a $1 billion multi-currency credit facility with a syndicate of eight banks. This credit facility matures in 2017 and is for general corporate purposes, including serving as a backstop to our commercial paper program and supporting our working capital needs. At April 1, 2016, our availability under this credit facility was $1 billion. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.
We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper program, bank borrowings, and our line of credit. At April 1, 2016, we had $577 million in debt maturities in the next 12 months, including $320 million in commercial paper. In addition to using operating cash flow and cash on hand, we may repay our short-term obligations by issuing more debt, which may take the form of commercial paper and/or long-term debt.
Beginning in October 2010, our Board of Directors approved a series of resolutions authorizing the repurchase of shares of our stock. Since 2010, we have repurchased $4.3 billion in outstanding shares, representing 125.9 million shares, under these resolutions. In December 2014, our Board of Directors approved a resolution to authorize additional share repurchases for an aggregate price of not more than $1.0 billion. We currently have $969 million in authorized share repurchases remaining under the December 2014 resolution. We did not repurchase any shares in the first quarter of 2016 and we do not intend to repurchase additional outstanding shares prior to the closing of the Merger (expected to be during the second quarter of 2016). For additional information about our share repurchase programs, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements.
During the second half of 2016, we expect to repatriate to the U.S. a portion of our 2016 foreign earnings to satisfy our 2016 U.S.-based cash flow needs. The amount to be repatriated to the U.S. will depend on, among other things, our actual 2016 foreign earnings and our actual 2016 U.S.-based cash flow needs. Our historical foreign earnings will continue to remain indefinitely reinvested, and, if we do not generate sufficient current year foreign earnings to repatriate to the U.S. in any future given year, we expect to have adequate access to capital in the U.S. to allow us to satisfy our U.S.-based cash flow needs in that year. Therefore, historical foreign earnings and future foreign earnings that are not repatriated to the U.S. will remain indefinitely reinvested and will be used to service our foreign operations, non-U.S. debt, and to fund future acquisitions. For additional information about our undistributed foreign earnings, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.
At April 1, 2016, substantially all of the cash and cash equivalents recorded on our Condensed Consolidated Balance Sheets were held by consolidated entities that are located outside of the U.S. Our disclosure of cash and cash equivalents held by consolidated entities located outside of the U.S. is not meant to imply the cash will be repatriated to the U.S. at a future date. Any future repatriation of foreign earnings to the U.S. will be based on actual U.S.-based cash flow needs and actual foreign entity cash available at the time of the repatriation.
Dividend payments on our common stock totaled $68 million and $65 million during the first quarter of 2016 and 2015, respectively. In February 2016, our Board of Directors approved a $0.02 per share increase in our quarterly dividend from $0.28 per share to $0.30 per share beginning in the first quarter of 2016.

COCA-COLA ENTERPRISES, INC.

Credit Ratings and Covenants
Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, BBB+, and BBB+, respectively. Our rating outlooks from S&P and Fitch are stable and Moody’s is negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our credit rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the credit rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.
Our credit facility and outstanding notes contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facility requires that we meet a minimum interest coverage ratio. We were in compliance with these requirements as of April 1, 2016. These requirements currently are not, nor is it anticipated that they will become, restrictive to our liquidity or capital resources.
Summary of Cash Activities
During the first quarter of 2016, our primary sources of cash included: (1) $123 million from operating activities, net of contributions to our defined benefit pension plans of $13 million, cash payments related to merger costs of $9 million, and cash payments related to restructuring programs of $1 million; and (2) net issuances of commercial paper of $122 million. Our primary uses of cash included (1) capital asset investments of $87 million; and (2) dividend payments on common stock of $68 million.
During the first quarter of 2015, our primary sources of cash included: (1) proceeds of $527 million on issuances of debt; and (2) $158 million from operating activities, net of cash payments related to contributions to our defined benefit pension plans of $15 million, and restructuring programs of $5 million. Our primary uses of cash included: (1) cash payments totaling $313 million for shares repurchased under our share repurchase program; (2) net payments on commercial paper of $109 million; (3) capital asset investments of $98 million; and (4) dividend payments on common stock of $65 million.
Operating Activities
Our net cash derived from operating activities totaled $123 million and $158 million in the first quarter of 2016 and 2015, respectively. This decrease was driven by a decline in our year-over-year operating income performance, greater restructuring charges, and Merger related costs incurred during the quarter.
Investing Activities
Our capital asset investments represent the principal use of cash for our investing activities. During 2016, we expect our capital expenditures to be approximately $325 million and to be invested in a similar proportion of asset categories as those listed below. The following table summarizes our capital asset investments for the periods presented (in millions):

	First Quarter
	2016	2015
Supply chain infrastructure improvements	$52	$56
Cold-drink equipment	27	32
Information technology	8	9
Fleet and other	—	1
Total capital asset investments	$87	$98

COCA-COLA ENTERPRISES, INC.

Financing Activities
Our net cash derived from financing activities totaled $65 million during the first quarter of 2016 compared to $47 million derived from the first quarter of 2015. The following table summarizes our financing activities related to issuances of and payments on debt for the periods presented (in millions):

			First Quarter
Issuances of debt	Maturity Date	Rate	2016	2015
€500 million notes	March 2030	1.9%	$—	$527
Total issuances of debt, excluding commercial paper			—	527
Net issuances of commercial paper			122	—
Total issuances of debt			$122	$527

			First Quarter
Payments on debt	Maturity Date	Rate	2016	2015
Other payments, net	—	—	(1)	(3)
Total payments on debt, excluding commercial paper			(1)	(3)
Net payments on commercial paper			—	(109)
Total payments on debt			$(1)	$(112)
Our financing activities included dividend payments on common stock of $68 million and $65 million during the first quarter of 2016 and 2015, respectively, as well as cash payments of $313 million during the first quarter of 2015 for share repurchases.
Financial Position
The following table illustrates selected changes in our consolidated balance sheets (in millions), as well as the impact of currency on these changes. Notable fluctuations excluding the impact of currency are discussed below:

	April 1, 2016	December 31, 2015	Change	Currency Impact	Change Excluding Currency
Trade accounts receivable	$1,352	$1,314	$38	$22	$16
Inventories	371	336	35	9	26
Other current assets	220	170	50	3	47
Franchise license intangible assets, net and Goodwill	3,477	3,471	6	6	—
Other noncurrent assets	235	159	76	18	58
Accounts payable and accrued expenses	1,766	1,601	165	27	138
Current portion of debt	577	454	123	—	123
Debt, less current portion	3,518	3,392	126	123	3
Other noncurrent liabilities	235	236	(1)	5	(6)
Common stock in treasury, at cost	4,411	4,411	—	—	—
Inventories increased $26 million, or 7.5 percent, due to an increase in finished goods primarily the result of lower volume performance experienced in the current quarter.
Other current assets increased $47 million, or 27.5 percent, primarily driven by increases in certain deferred taxes and certain derivative assets.
Other noncurrent assets increased $58 million, or 36.5 percent, primarily related to increases in certain deferred taxes.
Accounts payable and accrued expenses increased $138 million, or 8.5 percent, due to the timing of payments to vendors. The increase in accrued expenses was attributable to increases in certain derivative liabilities, customer marketing agreement accruals, and severance related to ongoing restructuring programs.
Current portion of debt increased $123 million, or 27.0 percent, primarily due to net issuances of commercial paper of $122 million. For additional information about our debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Defined Benefit Plan Contributions
Contributions to our pension plans totaled $13 million and $15 million during the first quarter of 2016 and 2015, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2016, as well as our actual contributions for the year ended December 31, 2015 (in millions):

	Projected(A) 2016	Actual(A) 2015
Total pension contributions	$51	$52
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

COCA-COLA ENTERPRISES, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Interest rate risk is present with both our fixed-rate and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At April 1, 2016, approximately 92 percent of our debt portfolio was comprised of fixed-rate debt, and 8 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of April 1, 2016 would change the fair value of our fixed-rate debt outstanding as of April 1, 2016 by approximately $540 million.
We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of April 1, 2016 would change interest expense on an annual basis by $3 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.
Currency Exchange Rates
Our operations are in Western Europe. As such, we are exposed to translation risk because our operations are in local currency and must be translated into U.S. dollars for financial reporting purposes. As currency exchange rates fluctuate, translation of our Statements of Income into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years. We estimate that a 10 percent unidirectional change in currency exchange rates would have changed our operating income for the first quarter of 2016 by approximately $15 million.
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
Certain of our suppliers restrict our ability to hedge prices through supplier agreements. As a result, at times, we enter into non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of April 1, 2016, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $10 million. For additional information about our derivative financial instruments, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES, INC.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES, INC.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
In connection with the agreements entered into between us, TCCC, CCIP, and CCEG on August 6, 2015, three putative class action lawsuits were filed in Delaware Chancery Court between the announcement date and the present. The lawsuits are similar and assert claims on behalf of our shareholders for various alleged breaches of fiduciary duty in connection with the agreements. The lawsuits name us, our Board of Directors, CCIP, CCEG, CCEP, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to rescind the transaction if it is consummated and allow termination damages, and to recover other damages, attorneys’ fees, and litigation expenses. By consent order dated January 7, 2016, the court consolidated these cases, with the caption of the consolidated case In Re Coca-Cola Enterprises, Inc. Consolidated Stockholders Litigation, C.A. No. 11492-VCS. On March 2, 2016, the plaintiffs filed a consolidated amended class action complaint, making similar allegations regarding the Merger and adding allegations that the registration statement on Form F-4 and amendment No. 1 thereto, filed with the SEC on December 15, 2015 and January 28, 2016, and as declared effective on April 11, 2016 contain misstatements and omissions in their disclosures regarding the Merger. The defendants have moved to dismiss the consolidated amended class action complaint. We believe this matter to be without merit and intend to defend it vigorously. For additional information about the merger agreements between us, TCCC, CCIP, and CCEG, refer to Note 2 of the Notes to Consolidated Financial Statements in this report.
Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2015.

COCA-COLA ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any shares in the first quarter of 2016 and do not intend to repurchase additional outstanding shares prior to the closing of the Merger (expected to be during the second quarter of 2016). We currently have $969 million in authorized share repurchases remaining under the December 2014 resolution. For additional information regarding our share repurchases, refer to Note 16.

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

COCA-COLA ENTERPRISES, INC. (Registrant)

Date:	April 28, 2016	/s/ Manik H. Jhangiani
Manik H. Jhangiani
Senior Vice President and Chief Financial Officer

Date:	April 28, 2016	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller and Chief Accounting Officer